Form 10-Q
period 2018-12-31
APPlife Digital Solutions Inc
filed 2019-02-19
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54524

APPLIFE DIGITAL SOLUTIONS, INC.

 (Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

338 N. Market Street, #161

San Jose, CA 95110

 (Address of principal executive offices)

86-136-5179-3584

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of February 18, 2019, there were 117,687,764 shares of the registrant's $0.001 par value common stock issued and outstanding.

APPLIFE DIGITAL SOLUTIONS, INC.*

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION1

ITEM 1.  CONDENSED FINANCIAL STATEMENTS1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK14

ITEM 4.  CONTROLS AND PROCEDURES15

PART II - OTHER INFORMATION15

ITEM 1.  LEGAL PROCEEDINGS.15

ITEM 1A.  RISK FACTORS.15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.15

ITEM 4.  MINE SAFETY DISCLOSURES.16

ITEM 5.  OTHER INFORMATION.16

ITEM 6.  EXHIBITS16

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act").  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of APPlife Digital Solutions, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company", "APHD", "we", "us" and "our" are references to APPlife Digital Solutions, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

APPLIFE DIGITAL SOLUTIONS, INC.

Condensed Financial Statements

For the Three and Six Months Ended December 31, 2018

Condensed Balance Sheets (unaudited)2

Condensed Statements of Operations (unaudited)3

Condensed Statements of Cash Flows (unaudited)4

Notes to the Condensed Interim Financial Statements (unaudited)5

APPLIFE DIGITAL SOLUTIONS, INC.
BALANCE SHEETS
	Unaudited	Audited
	December 31, 2018	June 30, 2018

ASSETS

Current Assets
Cash	$312,930	$11,490
Prepaid expenses and other current assets	-	10,000
Total Current Assets	312,930	21,490

Investment in affiliate	285,716	100,000

Total Assets	$598,646	$121,490

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$27,096	$26,497
Due to officer	9,580	9,580
Due to Smartrade Exchange Services, Inc.	-	100,000
Notes payable, net	84,000	73,000
Common stock payable	30,000	-
Total Current Liabilities	150,676	209,077

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 117,687,764 and 17,239,093 shares issued and outstanding, respectively	117,687	17,239
Additional paid-in capital	967,795	67,761
Accumulated (deficit)	(637,512)	(172,587)
	447,970	(87,587)

Total Stockholders’ Equity	447,970	(87,587)

Total Liabilities and Stockholders’ Equity	$598,646	121,490

The accompanying notes are an integral part of these financial statements

APPLIFE DIGITAL SOLUTIONS, INC
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDING DECEMBER 31, 2018

	Three Months Ended	Six Months Ended
	12/31/2018	12/31/2018

Revenues	$-	$-
		-
Operating expenses	430,593	460,859

Total operating expenses	430,593	460,859

Loss from operations	(430,593)	(460,859)

Other Expense
Interest expense	(2,573)	(4,066)

Net loss before provision for income taxes	(433,166)	(464,925)

Provision for income taxes	-	-

Net Loss	$(433,166)	(464,925)

Basic and diluted loss per share	$(0.00)	$(0.01)

Average number of common shares outstanding - basic and diluted	117,657,951	70,697,520

The accompanying notes are an integral part of these financial statements

APPLIFE DIGITAL SOLUTIONS, INC
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (Unaudited)
FOR THE SIX MONTHS ENDING DECEMBER 31, 2018

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance, June 30, 2018	17,239,093	$ 17,239	$ 67,761	$ (172,587)	(87,587)

Common stock issued to founders	-	-	-	-	-
Common stock issued for cash	10,353,423	10,353	613,185	-	623,538
Common stock issued to employees	90,000,000	90,000	281,094	-	371,094
Common stock issued for services	95,249	95	5,755	-	5,850
Net loss	-	-	-	(464,925)	(464,925)
Balance, December 31, 2018	117,687,765	$ 117,687	$ 967,795	$ (637,512)	447,970

The accompanying notes are an integral part of these financial statements

APPLIFE DIGITAL SOLUTIONS, INC
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDING DECEMBER 31, 2018

	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(464,925)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Stock compensation expense		376,944
Amortization		1,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		10,000
Accounts payable and accrued expenses		30,599

NET CASH USED IN OPERATING ACTIVITIES		(46,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate		(285,716)

NET CASH USED IN OPERATING ACTIVITIES		(285,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		10,000
Payment on notes payable		-
Proceeds from issuance of common stock		623,538

NET CASH PROVIDED BY FINANCING ACTIVITIES		633,538

Net increase in cash and cash equivalents		301,440

Cash and cash equivalents, beginning of period		11,490

Cash and cash equivalents, end of year		$312,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-
Cash paid for taxes	$

The accompanying notes are an integral part of these financial statements

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

APPlife Digital Solutions, Inc. (the “Company”) was formed March 5, 2018 in Nevada and has offices in San Jose, California and Shanghai, China. The Company’s mission is using digital technology to create APPs and websites that make life, business and living easier, more efficient and just smarter.

Going Concern

The Company has generated losses and negative cash flows from operations since inception.  The Company has historically financed its operations from equity financing. The Company anticipates that additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

Basis of Presentation

The unaudited condensed financial statements of the Company for the six months ended December 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended June 30, 2018 included in the Company’s Form S-1/A filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2019. These financial statements should be read in conjunction with that report.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the period from March 5, 2018 (inception) to December 31, 2018.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock based compensation, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505, Equity–based Payments to Non-Employees (“ASC 505”).  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended December 31, 2018.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclosure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of fair value hierarchy defined by ASC 820 are described below:

Level 1Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts reported in the Company’s financial statements for cash, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments.

The investment in Smartrade Exchange Services, Inc is held at cost. See note 2.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)". ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 did not have a material impact to the Company’s financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in an increase in the assets and liabilities reflected on the Company’s balance sheets.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2.INVESTMENT IN SMARTRADE EXCHANGE SERVICES, INC.

On May 3, 2018, the Company entered into an agreement to purchase 21% of Smartrade Exchange Services, Inc. (“Smartrade”) for $450,000 in various tranches based on defined milestones. Payment shall be made in five installments, each are 45 days apart, over six months beginning on October 15, 2018, as each milestone is completed. On the date the agreement, Smartrade issued 4.66% of its common stock, on a fully diluted basis, to the Company. In exchange, the Company paid the first installment to Smartrade of $100,000 on October 16, 2018. On September 4, 2018, the Company acquired an additional 3% of Smartrade’s common stock for $64,286.  On October 18, 2018, the Company entered into an agreement to purchase an additional 1% of Smartrade’s common stock for $21,429 and receive a royalty of 2.5% of gross revenues of Smartrade to be distributed on a quarterly basis.  On December 7, 2018, the Company paid the second installment of $100,000 for an additional 4.66% of Smartrade’s common stock.  The Company owned 13.32% and 4.66% of Smartrade’s common stock at December 31, 2018 and June 30, 2018, respectively. The investment in Smartrade is being recorded at cost on the Company’s balance sheet.

3.NOTES PAYABLE

During March 2018 (inception), the Company engaged GHS Investments, LLC (“GHS”) to provide funding.  GHS paid expenses on behalf of the Company and charged a commitment fee in the form of promissory notes.  The notes carry an 8% annual interest rate that mature through January 14, 2019 and the balance of notes payable was $83,000 and $73,000 at December 31, 2018 and June 30, 2018, respectively.  Interest expense accrued during the three- and six-months ending December 31, 2018 was $2,573 and $4,066, respectively.

4.RELATED PARTY TRANSACTIONS

Due to Officer

During the period from March 5, 2018 (inception) to June 30, 2018, the Company received advances from its officer to pay for operating expenses. The balance due to the officer at December 31, 2018 was $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At June 30, 2018, the Company had a balance payable totaling $100,000 for the purchase of interest in Smartrade. The balance was paid in October 2018. At December 31, 2018, there is no balance due to Smartrade (See note 2).

5.CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  At December 31, 2018, the Company’s cash balance exceeded the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

6.COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at December 31, 2018.

Agreements

On April 4, 2018, the Company entered into an agreement with GHS, where the Company is entitled, at its sole discretion, to request equity investments of up to $5 million over twenty-four months following an effective registration of the underlying shares.

Common Stock Payable

The Company owes a vendor $30,000 worth of common stock for services rendered.

7. SHAREHOLDERS’ EQUITY

Common Stock

As of December 31, 2018 and June 30, 2018, there were 117,687,764 and 25,239,093 shares of common stock issued and outstanding, respectively.

During the six months ended December 31, 2018, the Company issued 10,353,423 shares of common stock pursuant to subscription agreements between $0.049 and $0.0875 per share, or $623,538.

During the six months ended December 31, 2018, the Company issued 95,249 shares of common stock to consultants for services valued between $0.0612 and $0.0625 per share, or $5,850.

During the six months ended December 31, 2018, the Company issued 90 million shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share.  The shares are being expensed over four years, or $1.4 million per year.  For the six months ended December 31, 2018, $371,094 of compensation was expensed.

The Company determined fair value of its shares of common stock based on the price at which the Company was selling its shares of common stock to third party investors.

8. SUBSEQUENT EVENTS

On January 18, 2019, the Company paid $100,000 for an additional 4.66% of Smartrade.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 18 of this prospectus. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

APPlife Digital Solutions, Inc. (the “Company”) was formed March 5, 2018, in Nevada and has offices in San Jose, California and Shanghai, China.  Our office in San Jose, California allows us to take advantage of the marketing opportunities available in the United States as well as keeping close proximity to sources of capital whether it is debt or equity.  Our offices in Shanghai, China allows us to take advantage of a high concentration of skilled tech coders and developers at lower capital costs than in more developed countries such as the United States or Europe.  The

Company’s mission is using digital technology to create and invest in APPs and websites that make life, business and living easier, more efficient and just smarter.

Plan of Operation

During the next twelve months, the Company plans to complete the current projects we have already begun coding. Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Jose. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria. Our business model is to develop and build out our Drinx and Rooster Apps and web based business over the next year.  We plan to engage multiple resources and partners to market our first two completed projects B2BCHX and Smartrade.  We anticipate that Drinx and Rooster will launch and be marketed within the next twelve months.  In additional to our App development, we intend to find projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success.

Results of Operations

Revenue

Since inception through the period ended December 31, 2018, we did not generate any revenue. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Income (Loss)

For the three and six months ended December 31, 2018 we had operating expenses of $430,593 and $460,859, respectively.  This loss was due primarily to the stock compensation to the CEO and professional fees paid to consultants.

Other Income (Expense)

For the three and six months ended December 31, 2018, we incurred $2,573 and $4,066 of other expense, respectively, all due to interest expense.

Net loss

We reported a net loss of $433,166 and $464,925 for the three and six months ended December 31, 2018, respectively.

Working Capital

	December 31, 2018	June 30, 2018

Current assets	$312,930	$21,490
Current liabilities	150,676	209,077
Working capital / (deficit)	$162,254	$(187,587)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $637,512 and $172,587 as of December 31, 2018 and June 30, 2018, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

Six months ended December 31, 2018

Net Cash Used in Operating Activities	$(46,382)
Net Cash Used in Investing Activities	(285,716)
Net Cash Provided by Financing Activities	633,538
Net Increase in Cash	$301,440

Our cash was $312,930 at December 31, 2018.  We recorded a net loss of $464,925 for the six months ended December 31, 2018.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity.  Due to our operating losses, our operations have not been a source of liquidity.  We will need to obtain additional capital in order to expand operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders.  There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

·Curtail the development of our apps,

·Seek strategic partnerships that may force us to relinquish significant rights to our apps, or

·Explore potential mergers or sales of significant assets of our Company.

Investing Activities

On May 3, 2018, the Company entered into an agreement to purchase 21% of Smartrade Exchange Services, Inc. (“Smartrade”) for $450,000 in various tranches based on defined milestones. Payment shall be made in five installments, each are 45 days apart, over six months beginning on October 15, 2018, as each milestone is completed. On the date the agreement, Smartrade issued 4.66% of its common stock, on a fully diluted basis, to the Company. In exchange, the Company shall pay $100,000 to Smartrade on October 15, 2018. On September 4, 2018, the Company acquired an additional 3% of Smartrade’s common stock for $64,286. On October 18, 2018, the Company entered into an agreement to purchase an additional 1% of Smartrade’s common stock for $21,429 and receive a royalty of 2.5% of gross revenues of Smartrade to be distributed on a quarterly basis.  On December 7, 2018, the Company paid the second installment of $100,000 for an additional 4.66% of Smartrade’s common stock.   In addition, the Company also holds one of five seats on Smartrade’s board of directors.  Smartrade has not created formal governance documents for their board of directors and the current board operates in an advisory capacity only and simply consults with the officers of Smartrade.  The board of directors has no direct control over the day to day operations of Smartrade.

Smartrade is a cryptocurrency exchange platform that allows retail customers to buy and sell cryptocurrencies for their personal accounts.  We assist Smartrade with marketing, but we are not involved in the day to day operations of Smartrade or its exchange platform.  This arrangement enables us to review Smartrade’s marketing and advertising materials so that we can attempt to prevent Smartrade from releasing any illegal or incorrect information. We also created the name brand of ‘Smartrade” and our arrangement will enable us to protect both the brand name and the Company, however there can be no assurance that this arrangement will provide us with the ability to prevent illegal or incorrect information from being released or that the brand name will be protected.

Smartrade is operating in Canada, parts of the European Union, South America and Asia. They are not operating in the Unites States.  Any new accounts opened by Unites States citizens are rejected based on home address or identification from the US turned in during the KYC process.  We believe that our investment in Smartrade will provide additional revenue to the Company as Smartrade expands into other markets, as well as adopting more cryptocurrencies to buy and sell for its customers pending necessary regulatory approvals.

Financing Activities

On April 4, 2018, the Company engaged GHS Investments, LLC (“GHS”) to provide funding.  GHS paid expenses on behalf of the Company and charged a commitment fee in the form of promissory note.  The notes carry an 8% annual interest rate and the balance of notes payable at December 31, 2018 was $84,000.  During the six months ended December 31, 2018, the Company raised $623,538 from the sale of common stock and received additional proceeds of $10,000 from issuance of notes payable.  Interest expense accrued for the three and six months ended December 31, 2018 was $2,560 and $4,053, respectively.

Professional Fees

Professional fees were $26,127 and $29,002 for the three and six months ended December 31, 2018. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 606, ”Revenue from Contracts with Customers,” by applying the following steps:  (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

 Seasonality

 We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 30, 2018, the Company issued 171,429 shares to a private investor for $15,000, or $0.0875 per share.  These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general soliciation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3. 1	Articles of Incorporation	Filed herewith.
3. 2	Bylaws	Filed herewith.
31. 1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31. 2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 19, 2019	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director