Form 10-Q
period 2019-03-31
APPlife Digital Solutions Inc
filed 2019-05-16
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54524

APPLIFE DIGITAL SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

555 California St, #4925

San Francisco, CA 94104

 (Address of principal executive offices)

1 (415) 659 1564

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

☐ Yes  ☒ No

As of May 15, 2019, there were 117,959,674 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	Unaudited	Audited
ASSETS

Current Assets
Cash	$70,637	$11,490
Prepaid expenses and other current assets	-	10,000
Total Current Assets	70,637	21,490

Investment (cost method at June 30, 2018, equity method at March 31, 2019)	535,716	100,000
(Decrease) in equity method investment	(10,589)	-

Total Assets	$595,764	$121,490

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$32,036	$26,497
Due to officer	9,580	9,580
Due to Smartrade Exchange Services, Inc.	118,000	100,000
Notes payable	84,000	73,000
Common stock payable	15,000	-
Total Current Liabilities	258,616	209,077

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 117,959,674 and 17,239,093 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	117,959	17,239
Additional paid-in capital	1,335,706	67,761
Accumulated deficit	(1,116,517)	(172,587)
	337,148	(87,587)

Total Stockholders’ Equity (Deficit)	337,148	(87,587)

Total Liabilities and Stockholders’ Equity (Deficit)	$595,764	$121,490

The accompanying notes are an integral part of these unaudited condensed financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDESNED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended	From March 5 (Inception) to
	March 31, 2019	March 31, 2019	March 31, 2018

Revenues	$-	$-	$-

Operating expenses	467,859	928,718	-

Total operating expenses	467,859	928,718	-

Loss from operations	(467,859)	(928,718)	-

Other Expense
Loss from equity method investment	(10,589)	(10,589)	-
Interest expense	(557)	(4,623)	-

Net Loss	$(479,005)	$(943,930)	-

Basic and diluted loss per share	$(0.02)	$(0.04)	$0.00

Average number of common shares outstanding - basic and diluted	27,944,425	24,899,587	15,850,202

The accompanying notes are an integral part of these unaudited condensed financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total Stockholder’s Equity (Deficit)

Balance, June 30, 2018	17,239,093	$17,239	$67,761	$(172,587)	$(87,587)

Common stock issued for cash	10,386,102	10,386	615,152	-	625,538
Common stock issued to employees	90,000,000	90,000	632,657	-	722,657
Common stock issued for services	334,479	334	20,136	-	20,470
Net loss	-	-	-	(943,930)	(943,930)
Balance, March 31, 2019	117,959,674	$117,959	$1,335,706	$(1,116,517)	$337,148

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total Stockholder’s Equity (Deficit)

Balance, March 5, 2018 (Inception)	-	$-	$-	$-	$-

Common stock issued to founders	15,850,202	15,850	(15,850)	-	-
Net loss	-	-	-	-	-
Balance, March 31, 2018	15,850,202	$15,850	$(15,850)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	From March 5 (Inception)
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(943,930)	$-
Adjustment to reconcile change in net loss to net cash used in operating activities:
Issuance of common stock for services	20,470	-
Issuance of common stock to employee	722,657	-
Loss from equity method investment	10,589	-
Common stock payable	15,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,000	-
Accounts payable and accrued expenses	5,539	-

NET CASH USED IN OPERATING ACTIVITIES	(159,675)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	(317,716)	-

NET CASH USED IN INVESTING ACTIVITIES	(317,716)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,000	-
Payment on notes payable	(100,000)	-
Proceeds from issuance of common stock	625,538	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	536,538	-

Net increase in cash and cash equivalents	59,147	-

Cash and cash equivalents, beginning of period	11,490	-

Cash and cash equivalents, end of period	$70,637	$-

SUPPLEMENTAL NON-CASH DISCLOSURE: Founder's shares	$-	$15,850
Due to Smartrade Exchange Services, Inc.	$118,000	$-
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

APPlife Digital Solutions, Inc. (the “Company”) was formed March 5, 2018 in Nevada and has offices in San Francisco, California and Shanghai, China. The Company’s mission is using digital technology to create APPs and websites that make life, business and living easier, more efficient and just smarter.

Going Concern

The Company has generated losses and negative cash flows from operations since inception.  The Company has historically financed its operations from equity financing. The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States, or U.S. GAAP for the interim financial information and the instructions to Form 10Q and Rule 8-03 of Regulation S-X.

The balance sheet as of June 30, 2018 is as reported in our audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Our accounting policies are described in the notes to our June 30, 2018 financial statements, which were included in our Form S-1 for the stub period ended June 30, 2018. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Form S-1 for the stub period ended June 30, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended March 31, 2019 are not necessarily indicative of results for the entire year ending June 30, 2019.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the period from March 5, 2018 (inception) to March 31, 2019.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended March 31, 2019.

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

Equity Method Investments

We began accounting for our ownership in Smartrade Exchange Services, Inc (“Smartrade”) using the equity method of accounting during the quarter ended March 31, 2019. In prior periods, the investment was accounted for under the cost method. The equity method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. Our effective ownership in Smartrade was 25% and 4.66% at March 31, 2019 and June 30, 2018. See note 2.

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

2.INVESTMENT IN SMARTRADE EXCHANGE SERVICES, INC.

On May 3, 2018, the Company entered into an agreement (“Subscription Agreement”) to purchase 21% of Smartrade Exchange Services, Inc. (“Smartrade”) for $450,000 in various tranches based on defined milestones. Payment shall be made in five installments, each are 45 days apart, over six months beginning on October 15, 2018, as each milestone is completed. On the date the agreement, Smartrade issued 4.66% of its common stock, on a fully diluted basis, to the Company. In exchange, the Company paid the first installment to Smartrade of $100,000 on October 16, 2018.

On September 4, 2018, the Company acquired an additional 3% of Smartrade’s common stock for $64,286.  On October 18, 2018, the Company entered into an agreement to purchase an additional 1% of Smartrade’s common stock for $21,429 and receive a royalty of 2.5% of gross revenues of Smartrade to be distributed on a quarterly basis.  On December 7, 2018, the Company paid the second installment of $100,000 for an additional 4.66% of Smartrade’s common stock. On January 18, 2019, the Company paid the third installment of 100,000 for an additional 4.66 % of Smartrade’s common stock.

On March 5, 2019, the Company amended the Subscription Agreement that changed the final two payments.  In accordance with the terms of the amendment, on March 6, 2019, the Company paid $32,000 for 7.02% and the remaining $118,000 will be paid in agreed upon monthly payments.  This payment brought the total equity position in Smartrade to 25%.  Accordingly, at March 5, 2019, the Company changed its method of accounting the investment in Smartrade to the equity method.

At March 31, 2019 and June 30, 2018, respectively, the Company owned 25% and 4.66% of Smartrade’s common stock.

3.NOTES PAYABLE

In March 2018, the Company engaged GHS Investments, LLC (“GHS”) to provide funding.  GHS paid expenses on behalf of the Company and charged a commitment fee in the form of promissory notes.  The notes carry an 8% annual interest rate that mature through January 14, 2019 and the balance of notes payable was $84,000 and $73,000 at March 31, 2019 and June 30, 2018, respectively.  Interest expense accrued during the three- and nine-months ending March 31, 2019 was $557 and $4,623, respectively. There was no interest expense from March 5, 2018 (inception) to March 31, 2018.

4.RELATED PARTY TRANSACTIONS

Due to Officer

During the period from March 5, 2018 (inception) to June 30, 2018, the Company received advances from its officer to pay for operating expenses. The balance due to the officer at March 31, 2019 and June 30, 2018 was $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At March 31, 2019 and June 30, 2018, the Company had a balance payable totaling $118,000 and $100,000, respectively, for the purchase of interest in Smartrade (See note 2).

5.CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  At March 31, 2019, the Company’s cash balance exceeded the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

6.COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at March 31, 2019.

Agreements

On April 4, 2018, the Company entered into an agreement with GHS, where the Company is entitled, at its sole discretion, to request equity investments of up to $5 million over twenty-four months following an effective registration of the underlying shares.

Common Stock Payable

As of March 31, 2019, the Company owes a vendor $15,000 worth of common stock for services rendered.

7. SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2019, and June 30, 2018, there were 117,959,674 and 17,239,093 shares of common stock issued and outstanding, respectively.

During the nine months ended March 31, 2019, the Company issued 10,386,102 shares of common stock pursuant to subscription agreements between $0.049 and $0.0875 per share, or $625,538.

During the nine months ended March 31, 2019, the Company issued 334,479 shares of common stock to consultants for services valued between $0.0612 and $0.0625 per share, or $20,470.

During the nine months ended March 31, 2019, the Company issued 90 million shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share.  The shares are being expensed over four years, or $1.4 million per year.  For the three and nine months ended March 31, 2019, $351,563 and $722,657 of stock compensation was recognized, respectively.

There was no income or expense during the period from March 5, 2018 (inception) to March 31, 2018.

The Company determined fair value of its shares of common stock based on the price at which the Company was selling its shares of common stock to third party investors.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date through the date of this filing and found that there were no material events to disclose during this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

APPlife Digital Solutions, Inc. (the “Company”) was formed March 5, 2018, in Nevada and has offices in San Francisco, California and Shanghai, China.  Our office in San Francisco, California allows us to take advantage of the marketing opportunities available in the United States as well as keeping close proximity to sources of capital whether it is debt or equity.  Our offices in Shanghai, China allows us to take advantage of a high concentration of skilled tech coders and developers at lower capital costs than in more developed countries such as the United States or Europe.  The Company’s mission is using digital technology to create and invest in APPs and websites that make life, business and living easier, more efficient and just smarter.

Plan of Operation

During the next twelve months, the Company plans to complete the current projects we have already begun coding. Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria. Our business model is to develop and build out our Drinx and Rooster Apps and web-based business over the next year.  We plan to engage multiple resources and partners to market our first two completed projects B2BCHX and Smartrade.  We anticipate that Drinx and Rooster will launch and be marketed within the next twelve months.  In additional to our App development, we intend to find projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success.

Results of Operations

Revenue

Since inception through the period ended March 31, 2019, we did not generate any revenue. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three and nine months ended March 31, 2019 we had operating expenses of $467,859 and $928,718, respectively.  This loss was due primarily to the stock compensation to the CEO and professional fees paid to consultants.

There was no income or expense during the period from March 5, 2018 (inception) to March 31, 2018.

Other Expense

For the three and nine months ended March 31, 2019, we incurred $11,146 and $15,212 of other expense, respectively, was due to loss from equity method investment and interest expense.  There was no income or expense during the period from March 5, 2018 (inception) to March 31, 2018.

Net loss

We reported a net loss of $479,005 and $943,930 for the three and nine months ended March 31, 2019, respectively. There was no income or expense during the period from March 5, 2018 (inception) to March 31, 2018.

Working Capital

	March 31, 2019	June 30, 2018

Current assets	$70,637	$21,490
Current liabilities	258,616	209,077
Working capital / (deficit)	$(187,979)	$(187,587)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $1,116,517 and $172,587 as of March 31, 2019 and June 30, 2018, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Nine Months Ended March 31, 2019	From March 5 (Inception) to March 31, 2018

Net Cash Used in Operating Activities	$(159,675)	$-
Net Cash Used in Investing Activities	(317,716)	-
Net Cash Provided by Financing Activities	536,538	-
Net Increase in Cash	$59,147	$-

Our cash was $70,637 at March 31, 2019.  We recorded a net loss of $943,930 for the nine months ended March 31, 2019.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Investing Activities

On May 3, 2018, the Company entered into an agreement (“Subscription Agreement”) to purchase 21% of Smartrade On May 3, 2018, the Company entered into an agreement (“Subscription Agreement”) to purchase 21% of Smartrade Exchange Services, Inc. (“Smartrade”) for $450,000 in various tranches based on defined milestones. Payment shall be made in five installments, each are 45 days apart, over six months beginning on October 15, 2018, as each milestone is completed. On the date the agreement, Smartrade issued 4.66% of its common stock, on a fully diluted basis, to the Company. In exchange, the Company paid the first installment to Smartrade of $100,000 on October 16, 2018.

On September 4, 2018, the Company acquired an additional 3% of Smartrade’s common stock for $64,286.  On October 18, 2018, the Company entered into an agreement to purchase an additional 1% of Smartrade’s common stock for $21,429 and receive a royalty of 2.5% of gross revenues of Smartrade to be distributed on a quarterly basis.  On December 7, 2018, the Company paid the second installment of $100,000 for an additional 4.66% of Smartrade’s common stock. On January 18, 2019, the Company paid the third installment of 100,000 for an additional 4.66 % of Smartrade’s common stock.

On March 5, 2019, the Company amended the Subscription Agreement that changed the final two payments.  In accordance with the terms of the amendment, on March 6, 2019, the Company paid $32,000 for 7.02% and the remaining $118,000 will be paid in agreed upon monthly payments.  This payment brought the total equity position in Smartrade to 25%.  Accordingly, at March 5, 2019, the Company changed its method of accounting the investment in Smartrade to the equity method.

At March 31, 2019 and June 30, 2018, respectively, the Company owned 25% and 4.66% of Smartrade’s common stock.

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

Financing Activities

On April 4, 2018, the Company engaged GHS Investments, LLC (“GHS”) to provide funding.  GHS paid expenses on behalf of the Company and charged a commitment fee in the form of promissory note.  The notes carry an 8% annual interest rate and the balance of notes payable at March 31, 2019 was $84,000.  During the nine months ended March 31, 2019, the Company raised $625,538 from the sale of common stock and received additional proceeds of $11,000 from issuance of notes payable.  Interest expense accrued for the three and nine months ended March 31, 2019 was $1,557 and $6,120, respectively. There was no income or expense during the period from March 5, 2018 (inception) to March 31, 2018.

Professional Fees

Professional fees were $80,213 and $109,215 for the three and nine months ended March 31, 2019, respectively. There was no income or expense during the period from March 5, 2018 (inception) to March 31, 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended March 31, 2019, the Company issued 10,386,103 shares of common stock pursuant to subscription agreements between $0.049 and $0.0875 per share, or $625,538. These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: May 15, 2019	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director