Form 10-K
period 2019-06-30
APPlife Digital Solutions Inc
filed 2019-09-30
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2019

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-54524

APPLIFE DIGITAL SOLUTIONS INC.

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

555 California St, #4925

San Francisco, CA 94104

(Address of principal executive offices)

1 (415) 659 1564

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes No     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes Yes     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes Yes     No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the most recently completed second fiscal quarter is impossible to determine since that company was not publicly traded at that time.  The company obtained its ticker symbol on May 22, 2019 and as of that date had a bid price of $0.06.  As of May 22, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $7,144,000.

As of September 25, 2019, a total of 120,709,674 shares of our common stock were outstanding.

APPLIFE DIGITAL SOLUTIONS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I2

ITEM 1. Business2

ITEM 1A. Risk Factors4

ITEM 2. Properties4

ITEM 3. Legal Proceedings4

ITEM 4. Mine Safety Disclosure4

PART II4

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities4

ITEM 6. Selected Financial Data5

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations5

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK9

ITEM 8. Financial Statements10

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure11

ITEM 9A. Controls and Procedures11

ITEM 9B. Other Information11

PART III12

ITEM 10. Directors, Executive Officers and Corporate Governance12

ITEM 11. Executive Compensation13

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters14

ITEM 13. Certain Relationships and Related Transactions, and Director Independence15

PART IV16

ITEM 15. Exhibits, Financial Statement Schedules.16

SIGNATURES17

FORWARD LOOKING INFORMATION

MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “SHOULD,” “PLAN,” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1. Business

Description of Business

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

We are a development stage company with a limited operating history, operations, and revenues and we will need to raise capital to implement our planned operations. If we are unable to do so, an entire investment in our stock could be lost.

Products

As of the period from inception, through the today’s date, we did not generate any revenue and incurred expenses and operating losses, as part of our developmental stage activities in developing three apps, B2BCHX, DRINX and ROOSTER.  B2BCHX is our first fully developed app that is available in iTunes App Store and Google Play and a functioning ecommerce website.  B2BCHX allows business owners around the world to order three levels of background checks on Chinese companies to prevent fraudulent business transactions.  The retail price for each report is US$79, $399 and $1299.

Our DRINX app is in development and we believe the beta version will be ready by the middle of the first quarter of fiscal year 2020.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at anytime for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Our ROOSTER app is in development and we believe the beta version will be ready by the end of the third quarter of fiscal year 2019.  ROOSTER allows men to order their entire toiletry kit delivered on a monthly or bi-monthly schedule through the dashboard of the app.  We anticipate the sources of revenue will come from subscriptions averaging $500 per year and advertising and sponsorships.

The Company anticipates that it would need a minimum of approximately $1,500,000 over the next 12 months to continue as a going concern and bring the Company’s apps to market and generate revenue within that time frame.  Specifically, in order for the Company to fully implement its plans to create apps and spend the necessary marketing expenditures for them we will need: (1) $750,000 for marketing expenses, (2) $500,000 for general administration and overhead expenses, (3) $180,000 for legal and accounting expenses, and (3) $70,000 for developers and engineers and app and server maintenance expenses.  If we are not able to raise enough funds, we may be forced to look for capital through debt or equity, which would dilute our common stockholders.

Competition

Although there are countless app and website developers and companies out there, we believe we have advantages over competitors.  First our dual location of offices. Our business, management and marketing based in the U.S and our development team is located in Shanghai. Our creative team works in both places.  Access to talent at a much more reasonable cost in Shanghai allows flexibility and that allows creativity to be explored more freely and makes completing projects with new or unique features much more likely. We can also finish faster and for less money and then focus dollars on marketing and obtaining customers.  Second, our planned access to investment capital and filing to trade as a public company will allow us to not only build and develop our own concepts and ideas like any other app development company, but we will also be able to explore opportunities to invest in and participate in the growth and development of other companies that are not our own in-house projects, which will hopefully give us the advantage of accelerated growth.

Marketing Strategy

Our marketing strategy is carefully built and tailored for each of our individual projects. Multiple projects in varying industries allows us to cast a wide net in attracting customers from different marketplaces globally.

Our completed project B2BCHX will be marketed as an anti-fraud or fraud prevention service when doing business with a Chinese company. The Company believes that globally, clients of Chinese businesses have no way to verify information or do a background check in a cost-effective way.   B2BCHX helps prevent fraud by providing customers with a background check in an inexpensive, easy to read, one-page report. They can use the information for confidence when sending money, to verify what they have been told by the company staff or to try to track down a company that has not fulfilled the obligations to the customer.

The variations on the types of businesses we can develop allows our product to be sold across multiple market spaces. We are not limited to a single market or model.

The strategic partnerships with each of our individual in house projects are invaluable. For our Drinx app, we are finalizing terms with a well-known, long term New York City restaurateur and club owner, Lesly Bernard. His knowledge and market experience will allow New York City to be our base city in the Drinx service and expand from there.  Bernard will consult and advise on the development of the look and feel of the app and will participate in the launch of the app in each city.  He will lead project management and will be active in the marketing of the service.  In exchange for his time and efforts, Bernard has agreed in principal to take a minority equity position in the Drink app.  Final terms are currently being negotiated.  For our Rooster app we are finalizing terms with a well-known Hollywood hair and stylist to male celebrities, Jonathan Antin. We have agreed to bring Antin on as a partner of Rooster in exchange for his efforts and access helping market the Rooster product. Antin will develop a line of hair care products that we will include in the Rooster product catalog. He will use his best efforts to help introduce and market the product line to her celebrity clientele and associates, which includes top male stars from film and television, and his product line will exclusively be available on Rooster. He will advise on design and other aspects of marketing and will allow us to use his marketing materials to sell Rooster product. In exchange for his time and efforts Antin will receive equity in the Rooster to be formed during construction of the APP and website and shares in the Company. Final terms are currently being negotiated.

We have also engaged an IR/PR team to help create marketing campaigns and create editorial content for each of our businesses as we launch. We have begun using these services for Smartrade and soon B2BCHX. We are planning the launches of Drinx and Rooster to coincide with a well-timed and placed marketing campaign.

Employees

We currently have one full time employee who does have a formal employment agreement. We plan to hire additional employees as needed as the Company grows.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of a virtual office.  This space is adequate for our present and our planned future operations. We currently pay $99 per month for use of this space.  We have no current plans to occupy other or additional office space.

ITEM 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 120,709,674 shares of our common stock were outstanding as of September 25, 2019.

Security Holders

As of September 26, 2019 there were approximately 46 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended June 30, 2019, the Company issued 101,820,581 shares of common stock pursuant to subscription agreements between $0.049 and $0.10 per share, or $1,830,229. These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenue

Since inception through the year ended June 30, 2019, we did not generate any revenue. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the year ended June 30, 2019 and 2018 we had operating expenses of $1,455,385 and $171,090, respectively.  This loss was due primarily to the stock compensation to the CEO and professional fees paid to consultants.

Other Expense

For the year ended June 30, 2019 and 2018, we incurred $33,664 and $1,497 of other expense, respectively, was due to loss from equity method investment and interest expense.

Net loss

We reported a net loss of $1,489,049 and $172,587 for the twelve months ended June 30, 2019 and 2018, respectively.

Working Capital Deficit

	June 30, 2019	June 30, 2018

Current assets	$65,654	$21,490
Current liabilities	326,754	209,077
Working capital (deficit)	$(261,100)	$(187,587)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit $1,661,636 and $172,587 as of June 30, 2019 and June 30, 2018, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Year Ended June 30, 2019	From March 5 (Inception) to June 30, 2018

Net Cash Used in Operating Activities	$(216,692)	$(10,010)
Net Cash Used in Investing Activities	(317,716)	–
Net Cash Provided by Financing Activities	588,572	21,500
Net Increase/(decrease) in Cash	$54,164	$11,490

Our cash was $65,654 at June 30, 2019.  We recorded a net loss of $1,489,049 for the year ended June 30, 2019.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

At June 30, 2019 and June 30, 2018, respectively, the Company owned 25 % and 4.66% of Smartrade’s common stock.

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

Financing Activities

On April 4, 2018, the Company engaged GHS Investments, LLC (“GHS”) to provide funding.  GHS paid expenses on behalf of the Company and charged a commitment fee in the form of promissory note.  The notes carry an 8% annual interest rate and the balance of notes payable at June 30, 2019 was $70,624.  During the twelve months ended June 30, 2019, the Company raised $735,538 from the sale of common stock. Interest expense accrued for the twelve months ended June 30, 2019 and 2018 was $13,838 and $1,497, respectively.

Professional Fees

Professional fees were $252,186 and $129,560 for the twelve months ended June 30, 2019 and 2018, respectively.

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

Critical Accounting Policies and Estimates

The preparation of the company’s consolidated financial statements and related disclosures are in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements

APPLIFE DIGITAL SOLUTIONS, INC.

Contents

Page

Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-1 & F-2

Consolidated Balance Sheets as of June 30, 2019 and 2018	F-3

Consolidated Statements of Operations for the year ended June 30, 2019 and the period from March 5, 2018 (date of inception) through June 30, 2018	F-4

Consolidated Statements of Changes in Stockholders’ Deficiency for the year ended June 30, 2019 and the period from March 5, 2018 (date of inception) through June 30, 2018	F-5

Consolidated Statements of Cash Flows for the year ended June 30, 2019 and the period from March 5, 2018 (date of inception) through June 30, 2018	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors of

APPLIFE DIGITAL SOLUTIONS INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of APPlife Digital Solutions Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2019, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the fiscal year ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019, and the results of its operations and its cash flows for each of the year ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY

September 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of

APPlife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of APPlife Digital Solutions, Inc. (the Company) as of June 30, 2018, and the related statements of operations, shareholders’ equity, and cash flows for the period from March 5, 2018 (inception) to June 30, 2018, and the related notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the period from March 5, 2018 (inception) to June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred significant operating losses and negative cash flows from operations, during the period from March 5, 2018 (inception) to June 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2018.

Encino, California

September 28, 2018

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

Current assets
Cash	$65,654	$11,490
Prepaid expenses and other current assets	-	10,000
Total current assets	65,654	21,490

Investment (cost method at June 30, 2018, equity method at June 30, 2019)	514,693	100,000

Total Assets	$580,347	$121,490

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$85,276	$26,497
Due to officer	9,580	9,580
Due to Smartrade Exchange Services, Inc.	61,034	100,000
Notes payable	70,624	73,000
Common stock payable	80,416	-
Derivative liability	19,824	-
Total current liabilities	326,754	209,077

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 119,059,674 and 17,239,093 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	119,059	17,239
Additional paid-in capital	1,796,170	67,761
Accumulated deficit	(1,661,636)	(172,587)
Total stockholders’ equity (deficit)	253,593	(87,587)
Total liabilities and stockholders’ equity (deficit)	$580,347	$121,490

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2019	From March 5 (Inception) to June 30 2018
Revenues	$-	$-

Operating expenses	1,455,385	171,090

Total operating expenses	1,455,385	171,090

Loss from operations	(1,455,385)	(171,090)

Other income (expense)
Loss from equity method investment	(21,023)	-
Interest expense	(13,838)	(1,497)
Change in fair value of derivative liability	1,197	-
Total other expenses	(33,664)	(1,497)

Net loss before provision for income taxes	(1,489,049)	(172,587)
Provision for income taxes	-	-
Net (loss)	$(1,489,049)	$(172,587)

Basic and diluted (loss) per share	$(0.06)	$(0.01)

Average number of common shares outstanding - basic and diluted	25,662,339	15,980,428

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance, March 5, 2018 (Inception)	-	$-	$-	$-	$-
Common stock issued to founders	15,850,202	15,850	(15,850)	-	-
Common stock issued for cash	351,309	351	21,149	-	21,500
Common stock issued for services	1,037,582	1,038	62,462	-	63,500
Net loss	-	-	-	(172,587)	(172,587)
Balance, June 30, 2018	17,239,093	17,239	67,761	(172,587)	(87,587)

Common stock issued for cash	11,486,102	11,486	724,052	-	735,538
Common stock issued to employees	90,000,000	90,000	984,221	-	1,074,221
Common stock issued for services	334,479	334	20,136	-	20,470
Net loss	-	-	-	(1,489,049)	(1,489,049)
Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)	$253,593

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,2019	From March 5 (Inception) to June 30 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,489,049)	$(172,587)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Issuance of common stock for services	20,470	63,500
Issuance of common stock to employee	1,074,221	-
Issuance of notes payable for services	-	73,000
Loss from equity method investment	21,023	-
Common stock payable	80,416	-
Noncash interest expense	8,645
Change in fair value of derivative liability	(1,197)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,000	(10,000)
Accounts payable and accrued expenses	58,779	36,077
Net cash (used) in operating activities	(216,692)	(10,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	(317,716)	-
Net cash (used) in investing activities	(317,716)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000	-
Payment on notes payable	(156,966)	-
Proceeds from issuance of common stock	735,538	21,500
Net cash provided in financing activities	588,572	21,500

Net increase in cash and cash equivalents	54,164	11,490
Cash and cash equivalents, beginning of period	11,490	-
Cash and cash equivalents, end of period	$65,654	$11,490

SUPPLEMENTAL NON-CASH DISCLOSURE:
Vendors paid by officer	$-	$9,580
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

APPlife Digital Solutions Inc. (the “Company”) is a business incubator and portfolio manager that uses digital technology to create and invest in e-commerce and cloud-based solutions. The Company was formed March 5, 2018 in Nevada and has offices in San Francisco, California and Shanghai, China. The Company’s mission is using digital technology to create APPs and websites that make life, business and living easier, more efficient and just smarter.

Rooster Essentials APP SPV, LLC (the “Rooster”), incorporated on April 9, 2019, is a wholly owned subsidiary of the Company. Rooster is a fully customizable men’s subscription service that delivers daily use grooming needs and essential items.

B2BCHX SPV LLC (the “B2BCHX”), incorporated on June 5, 2019, is a wholly owned subsidiary of the Company. B2BCHX does an independent background check on mainland Chinese companies for small businesses globally.

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

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purpose of the consolidated statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There was no interest or penalties for the period from March 5, 2018 (inception) to June 30, 2019.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the years ended June 30, 2019 and 2018.

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

Equity Method Investments

We originally accounted for our ownership in Smartrade Exchange Services, Inc (“Smartrade”) using the equity method of accounting during the quarter ended March 31, 2019. In prior periods, the investment was accounted for under the cost method. The equity method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and the company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. The Company’s effective ownership in Smartrade was 25% and 4.66% at June 30, 2019 and June 30, 2018, see Note 2.

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2019, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)". ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 did not have a material impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is required to adopt ASU 2016-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Management believes that the adoption of ASU 2018-01 will not have a material effect on the Company’s financial statements.

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

3.NOTES PAYABLE

In March 2018, the Company engaged GHS Investments, LLC (“GHS”) to provide funding. GHS paid expenses on behalf of the Company and charged a commitment fee in the form of promissory notes. The notes carry an 8% annual interest rate that mature through January 14, 2019 and the balance of notes payable was $84,000 and $73,000 at June 30, 2019 and 2018, respectively. Interest expense accrued during the year ending June 30, 2019 and 2018 was $7,690 and $1,497, respectively.  One of the GHS notes contain an embedded derivative, see Note 8.

4.RELATED PARTY TRANSACTIONS

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2019 and 2018 was $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At June 30, 2019 and 2018, the Company had a balance payable totaling $61,034 and $100,000, respectively, for the purchase of investment in Smartrade (See Note 2).

5.CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  At June 30, 2019, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

6.COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at June 30, 2019.

Agreements

On April 4, 2018, the Company entered into an agreement with GHS, where the Company is entitled, at its sole discretion, to request equity investments of up to $5 million over twenty-four months following an effective registration of the underlying shares.

Common Stock Payable

As of June 30, 2019, the Company owes a vendor $80,416 worth of common stock for services rendered.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2019, and 2018, there were 119,059,674 and 17,239,093 shares of common stock issued and outstanding, respectively.

During the year ended June 30, 2019, the Company issued 11,486,102 shares of common stock pursuant to subscription agreements between $0.049 and $0.10 per share, or $735,538.

During the year ended June 30, 2018, the Company issued 351,309 shares of common stock pursuant to subscription agreements at $0.0612 per share, or $21,500.

During the year ended June 30, 2019, the Company issued 334,479 shares of common stock to consultants for services valued between $0.0612 and $0.0625 per share, or $20,470.

During the year ended June 30, 2018, the Company issued 1,037,582 shares of common stock to consultants for services valued at $0.0612 per share, or $63,500.

During the year ended June 30, 2019, the Company issued 90,000,000 million shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share. The shares are being expensed over four years, or $1.4 million per year.  For the year ended June 30, 2019 and 2018, $1,074,221 and $0 of stock compensation was recognized, respectively.

The Company determined fair value of its shares of common stock based on the price at which the Company was selling its shares of common stock to third party investors.

8.CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

One of the notes issued in March 2018 contains a conversion feature contingent upon the Company listing its stock on an exchange.  In May 2019, the Company listed its stock on OTC Markets. As a result, GHS has the option to convert the note into common stock of the Company with a conversion price of thirty eight percent (38%) discount off of the lowest intra-day trading price for the Company’s common stock during the Twenty (20) trading days immediately preceding a conversion date. The Company recognized a derivative liability which it valued using the Black-Scholes-Merton model.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2019 is as follows:

Year Ended June 30, 2019
Stock price	$0.10
Exercise price	$0.062
Contractual term (in years)	0.45
Volatility (annual)	257.5% - 260.2%
Risk-free rate	2.09% – 2.41%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at June 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2019
Derivative liability – convertible note	$-	$-	$19,824	$19,824
Total	$-	$-	$19,824	$19,824

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the year ended June 30, 2019.

As of June 30, 2019, the Company recorded a change in fair value of derivative liability of $1,197.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended June 30, 2019:

Derivative Liability
Balance – July 1, 2018	$-
Liabilities	21,021
Change in fair value of warrant liability	(1,197)
Balance – June 30, 2019	$19,824

The balance of the derivative liability at June 30, 2019 and 2018 was $19,824 and $0, respectively.

9. INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and in California. Since the Company incurred net operating losses in every tax year since inception, the 2018 and 2019 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized. The Company has not yet filed any tax returns.

As of June 30, 2019, the Company had federal and state net operating loss carry forwards of $154,200. Net operating losses generated since inception amounting to $154,200, are limited to 80% utilization of current year income and no longer have an expiration. State net operating loss carryforwards will begin to expire in 2028 through 2029.

Other than minimum taxes, the company does not incur a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump.  The Company was incorporated in 2018 after the enactment of the Act. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2019	2018

Deferred tax assets
Net operating loss carryforward	$43,200	$10,500
Start-up costs	115,600	37,700
Valuation allowance	(158,800)	(48,200)
Net deferred tax assets	$-	$-

Reconciliation of the statutory federal income tax to the Company's effective tax:
	Years Ended June 30,
	2019	2018
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	6.98%	6.98%
Valuation allowance	(27.98)%	(27.98)%
Provision for income taxes	-%	-%

10. SUBSEQUENT EVENTS

On July 3, 2019, the Company entered into a $250,000 convertible promissory note (the “Note”) with a lender (the “Lender”).  The Lender shall fund the Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The Note contains a conversion feature with a variable conversion price.

On July 24, 2019, Don Savant, Tracy Gray, and Sid Ganis were elected as members of the Company’s Board of Directors.  On August 1, 2019, the Company issued 750,000 shares to them in exchange for their service on the board.

On August 1, 2019, the Company issued 900,000 shares as compensation to vendors in exchange for $90,000 of services.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 15, 2019, the Board of Directors approved the dismissal of Rose, Snyder & Jacobs LLP (“RSJ”) as the independent certifying accountant and RSJ was dismissed that same day.  None of the reports of RSJ on the Company's financial statements contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements for the year ended June 30, 2018 contained a going concern qualification in the Company's audited financial statements.

During the two most recent fiscal years and any subsequent interim period preceding RSJ’s dismissal, there were no disagreements with RSJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RSJ concerning the subject matter of each of such disagreements would have caused them to make reference thereto in their report on the financial statements.

On April 15, 2019, the Company’s Board of Directors approved the engagement of RBSM LLP (“RBSM”), as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and positions of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o APPlife Digital Solutions, Inc. 555 California St., Suite 4925, San Francisco, CA 94194.

Name and Address	Age	Position
Matthew Reid	49	CEO, CFO, President, Secretary and Director
Don Savant	57	Director
Tracy Gray	56	Director
Sid Ganis	79	Director

Matthew Reid, 49, CEO, CFO, President, Secretary and Director.  Matthew Reid is an experienced founder who has worked in the venture capital and private equity industry for the past 15 years where he has focused on sales, management, marketing and business development.  He has owned and operated several successful businesses ranging from a commercial real estate mortgage company to a media investment group.  During the last five years Mr. Reid has been working for himself developing apps and project that eventually lead to the creation of the Company and has not worked at any other companies.  Mr. Reid holds a Bachelor of Arts degree from New York University.

Don Savant, 57, Director.  Don Savant was the President of Global Sales IMAX Corp. for three years starting in January 2016. Savant was a Managing Director at Asia Pacific IMAX Corp. for fifteen years before becoming President of Sales, Development and Film Distribution for IMAX China for four years starting in June 2011.

Tracy Gray, 56, Director.  Tracy Gray is a former Systems Engineer on the Space Shuttle program. Gray also worked in the Office of the Mayor of Los Angeles and was a Managing Director of The 22 Fund. Gray has been a member of the Board of Directors of Exergy Systems and Isidore Recycling which was acquired by Homeboy Recycling.

Sid Ganis, 79, Director. Sid Ganis is the founder of Out of the Blue Entertainment and former President of Paramount Pictures. Ganis was Chairman of Columbia Tristar and President of the Academy of Motion Picture Arts and Sciences. Ganis is currently a member of the Board of Directors of Academy of Motion Picture Arts and Sciences and Immersion Corp IMMR. Ganis has previously been a member of the Board of Directors of Marvel Entertainments and The Void.

Board Composition

Our By-Laws provide that the Board of Directors directors which shall constitute the whole board shall not be less than one (1) nor more than seven (7) or such other maximum number of directors as permitted by the Nevada General Corporation Law.  The maximum or minimum number of directors cannot be changed, nor can a fixed number be substituted for the maximum and minimum numbers, except by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee or financial expert. Management has decided not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. As such, our entire Board of Directors acts as our audit committee. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Auditors

Our principal registered independent auditor is RBSM, LLP

Code of Ethics

The Company does not have a written code of ethics that applies to the Company’s officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

Our board of directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Don Savant, Tracy Gray and Sid Ganis are independent directors.

Involvement in Legal Proceedings

None of our officers or directors has filed a personal bankruptcy petition, had a bankruptcy petition filed against any business of which they were a general partner or officer at the time of bankruptcy or within two years prior to that time, or has been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of that act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

ITEM 11. Executive Compensation

Summary Compensation

Our sole officer and director does not currently take any formal salary for his services to the Company.  He was issued 12,239,209 founders shares at inception, and on September 27, 2018, he was issued 90,000,000 shares for his services to be rendered over the next four years.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our directors do not receive compensation for their services as directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no formal employment contracts, or other contracts with our officers or directors.  The Company issued 90,000,000 shares of common stock to sole officer for his services rendered as CEO. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of August 21, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 120,459,674 shares of our common stock issued and outstanding as of August 7, 2019. Unless otherwise indicated, the address of each officer and director listed below is c/o APPlife Digital Solutions, Inc., 555 California St, #4925, San Francisco, CA 94104.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Matt Reid (1)	Common	102,239,109 Shares	84.9%
All Officers and Directors	Common	102,239,109 Shares	84.9%
Stephen Solarsh	Common	10,900,327 Shares	9%
Officer and Director.

RELATED PARTY TRANSACTIONS

Due to Officer

During the period from March 5, 2018 (inception) to June 30, 2018, the Company received advances from its officer to pay for operating expenses. The balance due to the officer at June 30, 2019 and June 30, 2018 was $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At June 30, 2019 and 2018, the Company had a balance payable totaling $61,034 and $100,000, respectively, for the purchase of interest in Smartrade (See note 2).

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, an independent director is one who is not an executive officer or an employee of the company and who does not have a relationship that, in the opinion of the board of directors, would interfere with exercising independent judgment in carrying out a director’s responsibilities. Our board of directors has determined that  three of our directors qualify as independent directors.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm on April 15, 2019. The audit fees to RBSM for the year ended June 30, 3019 were approximately $56,000. The Company engaged Rose Snyder & Jacobs LLP (“RSJ”) as our independent registered public accounting firm since inception through April 15, 2019.  During the period ended June 30, 2018, RSJ billed us audit fees of approximately $19,540.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RSJ and RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

RBSM and RSJ did not charge us any tax fees for the year ended June 30, 2019 and 2018, respectively.

All Other Fees

RBSM has not billed any other fees since their engagement on April 15, 2019. RSJ has not billed any other fees since their engagement through April 15, 2019.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description of Exhibit	Filing
31. 1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31. 2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
31.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: September 30, 2019	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	September 30, 2019
Matt Reid