Form 10-K/A
period 2019-06-30
APPlife Digital Solutions Inc
filed 2019-10-23
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year June 30, 2019 of APPlife Digital Solutions, Inc. (the “Company”) filed with the Securities and Exchange Commission on September 30, 2019 (the “Form 10-K”) is to furnish Exhibit 99.1 to the Form 10-K to include the financial statements of Smartrade, Inc., an entity in which we own 25% of its common stock. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description of Exhibit	Filing
31. 1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31. 2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
31.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Financial Statements of Smartrade Inc. for the year ended June 30, 2019	Filed herewith.
101.INS*	XBRL Instance Document	(1)
101.SCH*	XBRL Taxonomy Extension Schema Document	(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	(1)

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)Incorporated by reference to original Form 10-K filed with the Securities and Exchange Commission on September 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: October 22, 2019	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	October 22, 2019
Matt Reid