Form 10-Q
period 2019-09-30
APPlife Digital Solutions Inc
filed 2019-11-13
CIK 1755101

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☐ Yes  ☒ No

As of November 11, 2019, there were 120,709,674 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
ASSETS

Current assets
Cash	$56,603	$65,654
Prepaid expenses and other current assets	140,462	–
Total current assets	197,065	65,654

Equity method investment	509,561	514,693

Total assets	$706,626	$580,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$116,309	$85,276
Due to officer	9,580	9,580
Due to Smartrade Exchange Services, Inc.	31,085	61,034
Notes payable	180,529	70,624
Common stock payable	754,999	80,416
Derivative liability	109,247	19,824
Total current liabilities	1,201,749	326,754

Stockholders’ (deficit) equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 120,709,674 and 119,059,674 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	120,709	119,059
Additional paid-in capital	2,311,084	1,796,170
Accumulated deficit	(2,926,916)	(1,661,636)
Total stockholders’ (deficit) equity	(495,123)	253,593
Total liabilities and stockholders’(deficit) equity	$706,626	$580,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2019	2018

Revenues	$–	$–

Operating expenses	1,269,034	30,266

Total operating expenses	1,269,034	30,266

Loss from operations	(1,269,034)	(30,266)

Other income (expense)
Loss from equity method investment	(5,132)	–
Interest expense	(6,646)	(1,493)
Change in fair value of derivative liability	15,532	–
Net loss before provision for income taxes	$(1,265,280)	$(31,759)

Provision for income taxes	–	–

Net Loss	(1,265,280)	(31,759)
Basic and diluted loss per share	$(0.04)	$(0.00)

Average number of common shares outstanding - basic and diluted	30,114,022	18,987,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, June 30, 2018	17,239,093	$17,239	$67,761	$(172,587)	$(87,587)
Common stock issued for cash	10,386,102	10,182	598,356	-	608,538
Common stock issued to employees	90,000,000	90,000	(70,469)	-	19,531
Common stock issued for services	95,249	95	5,755	-	5,850
Net loss	-	-	-	(31,759)	(31,759)
Balance, September 30, 2018	117,516,336	$117,516	$601,403	$(204,346)	$514,573

Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)	$253,593
Common stock issued for cash	-	-	-	-	-
Common stock issued to employees	-	-	351,564	-	351,564
Common stock issued for services	1,650,000	1,650	163,350	-	165,000
Net loss	-	-	-	(1,265,280)	(1,265,280)
Balance, September 30, 2019	120,709,674	$120,709	$2,311,084	$(2,926,916)	$(495,123)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,265,280)	$(31,759)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization of debt discount	14,860	-
Issuance of common stock for services	165,000	5,850
Issuance of common stock to employee	351,564	19,531
Loss from equity method investment	5,132	-
Common stock payable	674,583	-
Change in fair value of derivative liability	(15,532)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(140,462)	10,000
Accounts payable and accrued expenses	31,033	(18,798)
Net cash (used) in operating activities	(179,102)	(15,176)

CASHFLOWSFROMINVESTINGACTIVITIES:
Cash paid for investment	-	(64,286)
Net cash (used) in investing activities	-	(64,286)

CASHFLOWSFROMFINANCINGACTIVITIES:
Proceeds from notes payable	200,000	10,000
Payments on notes payable	(29,949)	-
Proceeds from issuance of common stock	-	608,538
Net cash provided from financing activities	170,051	618,538

Net increase (decrease) in cash and cash equivalents	(9,051)	539,076
Cash and cash equivalents, beginning of period	65,654	11,490
Cash and cash equivalents, end of period	$56,603	$550,566

Supplemental non-cash disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2019, as filed with the SEC on September 30, 2019. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2020.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2019.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended September 30, 2019 and year ended June 30, 2019.

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

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these consolidated financial instruments.

Equity Method Investments

We began accounting for our ownership in Smartrade Exchange Services, Inc (“Smartrade”) using the equity method of accounting during the quarter ended March 31, 2019. In prior periods, the investment was accounted for under the cost method. The equity method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. The Company’s effective ownership in Smartrade was 25% at September 30, 2019 and June 30, 2019, see note 2.

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2019, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) established ASC Topic 842, “Leases”, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to now recognize operating leases on the balance sheet and disclose key information about leasing arrangements. ASC Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. Adoption of this standard did not result in any material changes to the financial statements.

Inventory

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of September 30, 2019, the Company had inventory of approximately $30,000. The Company has no allowance for inventory reserves.

2.INVESTMENT IN SMARTRADE EXCHANGE SERVICES, INC.

On May 3, 2018, the Company entered into an agreement (“Subscription Agreement”) to purchase 21% of “Smartrade” for $450,000 in various tranches based on defined milestones. Payment shall be made in five installments, each are 45 days apart, over six months beginning on October 15, 2018, as each milestone is completed. On the date the agreement, Smartrade issued 4.66% of its common stock, on a fully diluted basis, to the Company. In exchange, the Company paid the first installment to Smartrade of $100,000 on October 16, 2018.

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

At September 30, 2019 and June 30, 2019, the Company owned 25% of Smartrade’s common stock.

3.NOTES PAYABLE

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. The balance of the March 2018 notes was $84,000 at September 31, 2019 and June 30, 2019.  Interest expense accrued during the three-months ending September 30, 2019 and 2018 was $2,060 and $1,493, respectively.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the Note was $200,000 at September 30, 2019.  Interest expense accrued during the three-months ending September 30, 2019 and 2018 was $4,586 and $0, respectively. The Note contains an embedded derivative, see Note 8.

4.RELATED PARTY TRANSACTIONS

Due to Officer

The balance due to the officer at September 30, 2019 and June 30, 2019 was $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At September 30, 2019 and June 30, 2019, the Company had a balance payable totaling $31,085 and $61,034, respectively, for the purchase of interest in Smartrade (See note 2).

5.CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  At September 30, 2019, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

6.COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at September 30, 2019.

Agreements

On April 4, 2018, the Company entered into an agreement with GHS, where the Company is entitled, at its sole discretion, to request equity investments of up to $5 million over twenty-four months following an effective registration of the underlying shares.

On September 30, 2019, the Company entered into an agreement to pay contractor, in exchange for services, $2,500 per month for one year and 1,000,000 shares of common stock at $0.1496 due upon execution.  The common stock vests over 36 months. As of September 30, 2019, the shares have not yet been issued.

Common Stock Payable

As of September 30, 2019 and June 30, 2019, the Company owes a vendor $754,999 and $80,416 worth of common stock for services rendered, respectively.

7. SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2019, and June 30, 2019, there were 120,709,674 and 119,059,674 shares of common stock issued and outstanding, respectively.

During the three months ended September 30, 2019, the Company issued 1,650,000 shares of common stock to consultants for services valued at $0.10 per share, or $165,000.

During the three months ended September 30, 2018, the Company issued 90,000,000 shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share.  The shares are being expensed over four years, or $1.4 million per year. For the three months ended September 30, 2019 and 2018, $351,564 and $19,531 of stock compensation was recognized, respectively.

The Company determined fair value of its shares of common stock based on the price at which the Company was selling its shares of common stock to third party investors.

8.CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and shares to be issued were recorded as derivative liabilities on the issuance date.

The Company recognized a derivative liability which it valued using the Black-Scholes-Merton model. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the quarter ended September 30, 2019 is as follows:

Quarter Ended September 30, 2019
Stock price	$0.15
Exercise price	$0.093 – $0.249
Contractual term (in years)	0.25 – 1.75
Volatility (annual)	142.7% - 210.5%
Risk-free rate	1.63% –1.88%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at September 30, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2019
Derivative liability – convertible note	$—	$—	$121,726	$121,726
Total	$—	$—	$121,726	$121,726

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

There were no transfers between Level 1, 2 or 3 during the period ended September 30, 2019.

During the three months ended September 30, 2019, the Company recorded a gain from change in fair value of derivative liability of $15,532.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended September 30, 2019:

Derivative Liability

Balance – September 30, 2018	$—
Liabilities	21,021
Change in fair value of warrant liability	(1,197)
Balance – June 30, 2019	$19,824
Changes due to issuances	104,955
Change in fair value of warrant liability	(15,532)
Balance – September 30, 2019	$109,247

The balance of the derivative liability at September 30, 2019 and June 30, 2019 was $109,247 and $19,824, respectively.

9. SUBSEQUENT EVENTS

On October 1, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with a lender (the “Lender”).  Under the terms of the SPA, the Lender shall purchase up to $220,000 of securities from the Company, in the form of convertible promissory notes (each a “Note or collectively the “Notes”) in accordance with the following schedule: $50,000 in net proceeds, by wire transfer on October 1, 2019 (“Initial Tranche”) and three (3) additional monthly tranches of up to $50,000 in net proceeds, each at the Lender’s discretion.

On October 29, 2019, the Company amended its subscription agreement with “Smartrade” and added another                            5% of equity, bringing the total up from 25% to 30% in exchange for marketing services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Plan of Operation

During the next twelve months, the Company plans to complete the current projects we have already begun coding. Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have not generated any revenue and have incurred expenses and operating losses, as part of our developmental stage activities in developing three apps, B2BCHX, DRINX and ROOSTER.  B2BCHX is our first fully developed app that is available in iTunes App Store and Google Play and a functioning ecommerce website.  B2BCHX allows business owners around the world to order three levels of background checks on Chinese companies to prevent fraudulent business transactions.  The retail price for each report is US$79, $399 and $1299.

Our DRINX app is in development and we believe the beta version will be ready by the middle of the first quarter of fiscal year 2020.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Our ROOSTER app and ecommerce website has been developed and entered beta testing.  It is expected to launch full commercial operations in the fourth quarter of 2019.  ROOSTER allows men to order their entire toiletry kit delivered on a monthly or bi-monthly schedule through the dashboard of the app.  We anticipate the sources of revenue will come from subscriptions averaging $500 per year and advertising and sponsorships

Our business model is to develop and build out our Drinx and Rooster Apps and web-based business over the next year.  We plan to engage multiple resources and partners to market our first two completed projects B2BCHX and Smartrade.  We anticipate that Drinx and Rooster will launch and be marketed within the next twelve months.  In additional to our App development, we intend to find projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success.

Results of Operations

Revenue

Since inception through the period ended September 30, 2019, we did not generate any revenue. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended September 30, 2019 and 2018 we had operating expenses of $1,269,034 and $30,266, respectively.  This loss was due primarily to the stock compensation to the CEO and professional fees paid to consultants.

Other Expense

For the three months ended September 30, 2019 and 2018, we incurred $11,778 and $1,493 of other expense, respectively, which was due to loss from equity method investment and interest expense. The company had other income in the amount of $15,532 and $0 for three months ended September 30, 2019 and 2018, respectively, due to change in fair value of derivative liability.

Net loss

We reported a net loss of $1,265,280 and $31,759 for the three months ended September 30, 2019 and 2018, respectively.

Working Capital

September 30, 2019
Current assets	$197,065
Current liabilities	1,201,749
Working capital / (deficit)	$(1,004,684)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $2,926,916 and $1,661,636 as of September 30, 2019 and June 30, 2019, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net Cash Used in Operating Activities	$(179,102)	$(15,176)
Net Cash Used in Investing Activities	–	(64,286)

Net Cash Provided by Financing Activities	170,051	618,538
Net Increase (Decrease) in Cash	$(9,051)	$539,076

Our cash was $56,603 at September 30, 2019.  We recorded a net loss of $1,265,280 for the three months ended September 30, 2019.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

At September 30, 2019, the Company owned 25% of Smartrade’s common stock. At September 30, 2018, the Company owned 4.66% of Smartrade’s common stock, respectively.

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

Financing Activities

During the three months ended September 30, 2019, the Company received $200,000 from the proceeds of notes payable. Interest expense accrued for the three months ended September 30, 2019 and three months ended September 30, 2018 was $6,646 and $1,493, respectively

Professional Fees

Professional fees were $827,145 and $2,875 for the three months ended September 30, 2019 and 2018, respectively. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31. 1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31. 2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32. 1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: November 12, 2019	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director