Form 10-Q
period 2019-12-31
APPlife Digital Solutions Inc
filed 2020-02-14
CIK 1755101

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

☐ Yes  ☒ No

As of February 14, 2020, there were 123,537,531 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company", "ALDS", "we", "us" and "our" are references to APPlife Digital Solutions, Inc.

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
ASSETS

Current assets
Cash	$128,348	$65,654
Inventories	44,447	–
Prepaid expenses and other current assets	89,041	–
Total current assets	261,836	65,654

Equity method investment	-	514,693

Total assets	$261,836	$580,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$60,813	$85,276
Due to officer	6,428	9,580
Due to Smartrade Exchange Services, Inc.	1,136	61,034
Notes payable	427,055	70,624
Common stock payable	54,999	80,416
Derivative liability	215,465	19,824
Total current liabilities	765,896	326,754

Stockholders’ (deficit) equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 123,537,531 and 119,059,674 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	123,537	119,059
Additional paid-in capital	3,226,849	1,796,170
Accumulated deficit	(3,854,446)	(1,661,636)
Total stockholders’ (deficit) equity	(504,060)	253,593
Total liabilities and stockholders’(deficit) equity	$261,836	$580,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Revenue	$146	$-	$146	$-
Cost of goods sold	(139)	-	(139)	-
Gross profit	7	-	7	-

Operating expenses	323,297	430,593	1,592,331	460,859
Impairment of investment	500,055	-	500,055	-
Loss from equity method investment	9,506	-	14,638	-

Total operating expenses	832,858	430,593	2,107,024	460,859

Loss from operations	(832,851)	(430,593)	(2,107,017)	(460,859)

Other income (expense)
Interest expense	(61,514)	(2,573)	(68,160)	(4,066)
Change in fair value of derivative liability	(33,165)	-	(17,633)	-

Net loss before provision for income taxes	(927,530)	(433,166)	(2,192,810)	(464,925)

Provision for income taxes	-	-	-	-

Net (loss)	(927,530)	(433,166)	(2,192,810)	(464,925)

Basic and diluted (loss) per share	(0.03)	$(0.00)	(0.07)	$(0.01)

Average number of common shares outstanding - basic and diluted	31,992,068	117,657,951	31,046,076	70,697,520

The accompanying notes are an integral part of these unaudited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDING DECEMBER 31, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, September 30, 2018	117,516,336	$117,516	$601,403	$(204,346)	$514,573
Common stock issued for cash	171,429	171	14,829	-	15,000
Common stock issued to employees	-	-	351,563	-	351,563
Net loss		-	-	(433,166)	(433,166)
Balance, December 31, 2018	117,687,765	$117,687	$967,795	$(637,512)	$447,970

Balance, September 30, 2019	120,709,674	$120,709	$2,311,084	$(2,926,916)	$(495,123)
Common stock issued for cash	-	-	-	-	-
Stock compensation	-	-	351,564	-	351,564
Common stock issued for services	2,627,857	2,628	543,822	-	546,450
Conversion of notes payable to equity	200,000	200	6,794	-	6,994
Eliminate derivative liability upon repayment of debt	-	-	13,585	-	13,585
Net loss	-	-	-	(927,530)	(927,530)
Balance, December 31, 2019	123,537,531	$123,537	$3,226,849	$(3,854,446)	$(504,060)

Balance, June 30, 2018	17,239,093	$17,239	$67,761	$(172,587)	$(87,587)
Common stock issued for cash	10,353,423	10,353	613,185	-	623,538
Common stock issued to employees	90,000,000	90,000	281,094	-	371,094
Common stock issued for services	95,249	95	5,755	-	5,850
Net loss	-	-	-	(464,925)	(464,925)
Balance, December 31, 2018	117,687,765	$117,687	$967,795	$(637,512)	$447,970

Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)	253,593
Common stock issued for cash	-	-	-	-	-
Stock compensation	-	-	703,128	-	703,128
Common stock issued for services	4,277,857	4,278	707,172	-	711,450
Conversion of notes payable to equity	200,000	200	6,794	-	6,994
Eliminate derivative liability upon repayment of debt	-	-	13,585	-	13,585
Net loss	-	-	-	(2,192,810)	(2,192,810)
Balance, December 31, 2019	123,537,531	$123,537	$3,226,849	$(3,854,446)	$(504,060)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,192,810)	$(464,925)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization of debt discount	44,524	1,000
Issuance of common stock for services	711,450	-
Stock compensation expense	703,128	376,944
Impairment of investment	500,055
Loss from equity method investment	14,638	-
Common stock payable	(25,417)	-
Change in fair value of derivative liability	17,633	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(89,041)	10,000
Inventories	(44,447)	-
Accounts payable and accrued expenses	(24,463)	30,599
Net cash (used) in operating activities	(384,750)	(46,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	-	(285,716)
Net cash (used) in investing activities	-	(285,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	520,000	10,000
Payment on notes payable	(9,506)	-
Payment on amounts due to Smartrade	(59,898)
Payment on amounts due to officer	(3,152)
Proceeds from issuance of common stock	-	623,538
Net cash provided by financing activities	447,444	633,538

Net increase in cash and cash equivalents	62,694	301,440
Cash and cash equivalents, beginning of period	65,654	11,490
Cash and cash equivalents, end of period	$128,348	$312,930

Supplemental non-cash disclosure:
Conversion of notes payable to equity	$6,994	$-
Eliminate derivative liability upon repayment of debt	$13,585	$-
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

APPlife Digital Solutions Inc. (the “Company”) is a business incubator and portfolio manager that uses digital technology to create and invest in e-commerce and cloud-based solutions. The Company was formed March 5, 2018 in Nevada and has offices in San Francisco, California and Shanghai, China. The Company’s mission is using digital technology to create APPs and websites that make life, business and living easier, more efficient and just smarter. Shanghai APPlife Technology Consulting Inc. (“APPlife Shangai”), is a wholly foreign-owned enterprise created for the benefit of doing business is China on behalf of the Company.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2019, as filed with the SEC on September 30, 2019. Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2020.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2019.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock and stock-based compensation. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended December 31, 2019 and year ended June 30, 2019.

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

Equity Method Investments

We began accounting for our ownership in Smartrade Exchange Services, Inc (“Smartrade”) using the equity method of accounting during the quarter ended March 31, 2019. In prior periods, the investment was accounted for under the cost method. The equity method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. The Company’s effective ownership in Smartrade was 30% and 25% at December 31, 2019 and June 30, 2019, respectively.  In addition, the Company fully impaired its investment in Smartade as of December 31, 2019 see note 2.

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

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of December 31, 2019, the Company had inventories of $44,447. The Company has no allowance for inventory reserves.

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

On March 5, 2019, the Company amended the Subscription Agreement that changed the final two payments.  In accordance with the terms of the amendment, on March 6, 2019, the Company paid $32,000 for 7.02% and the remaining $118,000 will be paid in agreed upon monthly payments.  This payment brought the total equity position in Smartrade to 25%.  Accordingly, at March 5, 2019, the Company changed its method of accounting the investment in Smartrade to the equity method. In October 2019, Company gained an additional 5% of Smartrade, in exchange for providing marketing services, bringing its equity position to 30%.

During the quarter ended December 31, 2019, Smartrade suspended operations. Because of this and other factors, the Company considered its investment in Smartrade more than temporarily impaired and recorded an impairment charge of $500,055 as of December 31, 2019 bringing the carrying value of this investments to $0.

At December 31, 2019 and June 30, 2019, the Company owned 30% and 25% of Smartrade’s common stock.

3.NOTES PAYABLE

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. In December 2019, $5,119 of principal was converted into Company common stock and payments were made of $11,381. The balance of the March 2018 notes was $67,500 and $84,000 at December 31, 2019 and June 30, 2019.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the Note was $250,000 at December 31, 2019.

On October 1, 2019, the Company entered into a securities purchase agreement with an investor (“Investor”) to issue up to $220,000 of convertible promissory notes in monthly tranches of $55,000 at the Investor’s discretion.  As of December 31, 2019, the balance of these promissory notes was $110,000.  These notes accrue interest at 10% per annum.

On November 22, 2019, Company issued a $170,000 convertible promissory note (the “November 2019 Note”) to the Lender that accrues interest at 12% per annum.  The July and November Notes contain embedded derivatives, see Note 8.

4.RELATED PARTY TRANSACTIONS

Due to Officer

The balance due to the officer at December 31, 2019 and June 30, 2019 was $6,428 and $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At December 31, 2019 and June 30, 2019, the Company had a balance payable totaling $1,136 and $61,034, respectively, for the purchase of interest in Smartrade (See note 2).

5.CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  At December 31, 2019, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

6.COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at December 31, 2019.

Agreements

On April 4, 2018, the Company entered into an agreement with GHS, where the Company is entitled, at its sole discretion, to request equity investments of up to $5 million over twenty-four months following an effective registration of the underlying shares.

Common Stock Payable

As of December 31, 2019, and June 30, 2019, the Company owes a vendor $54,999 and $80,416 worth of common stock for services rendered, respectively.

7. SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2019, and June 30, 2019, there were 123,537,531 and 119,059,674 shares of common stock issued and outstanding, respectively.

During the six months ended December 31, 2019, the Company issued 4,277,857 shares of common stock to consultants for services valued between $0.10 and $0.21 per share, or $711,450.  The Company also issued 200,000 shares for the conversion of $6,994 of debt.

During the six months ended December 31, 2018, the Company issued 90,000,000 shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share.  The shares are being expensed over four years, or $1.4 million per year. For the six months ended December 31, 2019 and 2018, $703,128 and $371,094 of stock compensation was recognized, respectively.

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

The Company recognized a derivative liability which it valued using the Black-Scholes-Merton model. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy at December 31, 2019 is as follows:

December 31, 2019
Stock price	$0.21
Exercise price	$0.243 – 0.405
Contractual term (in years)	1.50 – 1.89
Volatility (annual)	178.20%
Risk-free rate	1.58% –1.62%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at December 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Derivative liability – convertible note	$—	$—	$215,465	$215,465
Total	$—	$—	$215,465	$215,465

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

There were no transfers between Level 1, 2 or 3 during the six months ended December 31, 2019.

During the six months ended December 31, 2019, the Company recorded a loss from change in fair value of derivative liability of $17,633.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended December 31, 2019:

Derivative Liability

Balance – June 30, 2018	$—
Liabilities	21,021
Change in fair value of warrant liability	(1,197)
Balance – June 30, 2019	$19,824
Changes due to issuances and redemptions	178,008
Change in fair value of warrant liability	17,633
Balance – December 31, 2019	$215,465

The balance of the derivative liability at December 31, 2019 and June 30, 2019 was $215,465 and $19,824, respectively.

9.SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the filing and has determined that there are no material subsequent events that require disclosure in these financial statements.

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

Our ROOSTER app and ecommerce website has been developed and launched full commercial operations in the second quarter of fiscal year 2020.  ROOSTER allows men to order their entire toiletry kit delivered on a monthly or bi-monthly schedule through the dashboard of the app.  We anticipate the sources of revenue will come from subscriptions averaging $500 per year and advertising and sponsorships.

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

Results of Operations for Three Months Ended December 31, 2019 and December 31, 2018

Revenue

Since inception through the period ended December 31, 2019, we generated revenue of $146 through our subsidiary Rooster. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended December 31, 2019 and 2018 we had a loss from operations of $832,858 and $430,593, respectively.  This decrease in loss was due primarily to the impairment of investment in Smartrade of $500,055.

Other Expense

For the three months ended December 31, 2019 and 2018, we incurred $94,679 and $2,573 of other expense, respectively, which was primarily due to the decrease in fair value of derivative liability of $33,165 and $0 and interest expense of $61,514 and $2,573, respectively.

Net loss

We reported a net loss of $927,530 and $433,166 for the three months ended December 31, 2019 and 2018, respectively.

Results of Operations for Six Months Ended December 31, 2019 and December 31, 2018

Revenue

Since inception through the period ended December 31, 2019, we generated revenue of $146 through our subsidiary Rooster. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the six months ended December 31, 2019 and 2018 we had operating expenses of $2,107,024 and $460,859, respectively. This loss was due primarily to the impairment of investment in Smartrade of $500,055, the stock compensation to the CEO, and professional fees paid to consultants.

Other Expense

For the six months ended December 31, 2019 and 2018, we incurred $85,793 and $4,066 of other expense, respectively, which was due to interest expense of $68,160 and $4,066. The company had other loss in the amount of $17,633 and $0 for six months ended December 31, 2019 and 2018, respectively, due to change in fair value of derivative liability.

Net loss

We reported a net loss of $2,192,810 and $464,925 for the six months ended December 31, 2019 and 2018, respectively.

Working Capital

December 31, 2019
Current assets	$261,836
Current liabilities	765,896
Working capital / (deficit)	$(504,060)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has currently small revenue generating operations and has an accumulated deficit $3,854,446 and $1,661,636 as of December 31, 2019 and June 30, 2019, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations

Liquidity and Capital Resources

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Net Cash Used in Operating Activities	$(384,750)	$(46,382)
Net Cash Used in Investing Activities	—	(285,716)
Net Cash Provided by Financing Activities	447,444	633,538
Net Increase (Decrease) in Cash	$62,694	$301,440

Our cash was $128,348 at December 31, 2019.  We recorded a net loss of $927,530 and $2,192,810 for the three and six months ended December 31, 2019.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Investing Activities

On March 5, 2019, the Company amended the Subscription Agreement that changed the final two payments.  In accordance with the terms of the amendment, on March 6, 2019, the Company paid $32,000 for 7.02% and the remaining $118,000 will be paid in agreed upon monthly payments.  This payment brought the total equity position in Smartrade to 25%.  Accordingly, at March 5, 2019, the Company changed its method of accounting the investment in Smartrade to the equity method. In October 2019, Company gained 5% of Smartrade share bringing its equity position to 30% of Smartrade.

At December 31, 2019, the Company owned 30% of Smartrade’s common stock. At December 31, 2018, the Company owned 4.66% of Smartrade’s common stock, respectively.

During the quarter ended December 31, 2019, Smartrade ceased operations. As a result, the Company considered its investment in Smartrade more than temporarily impaired and has written off the full amount of investment of $500,055.

Financing Activities

During the six months ended December 31, 2019, the Company received $520,000 from the proceeds of notes payable.

Professional Fees

Professional fees were $754,587 and $29,002 for the six months ended December 31, 2019 and 2018, respectively. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1, “Organization and Summary of Significant

Accounting Policies,” of the Notes to Financial Statements included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 14, 2020	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director