Form 10-Q
period 2020-03-31
APPlife Digital Solutions Inc
filed 2020-05-13
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐ Yes  ☒ No

As of May 11, 2020, there were 127,037,531 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	June 30, 2019
ASSETS
Current assets
Cash	$120,357	65,654
Prepaid expenses	62,522	-
Inventory	37,455	-
Other current assets	7,574	-
Total current assets	227,908	65,654

Equity method investment	-	514,693

Total assets	227,908	580,347

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$78,698	85,276
Due to Smartrade Exchange Services, Inc.	1,136	61,034
Notes payable	455,616	70,624
Due to officer	6,428	9,580
Common stock payable	54,999	80,416
Derivative liabilities	248,155	19,824
Total liabilities	845,032	326,754

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 124,787,531 and 119,059,674 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	124,787	119,059
Additional paid-in capital	3,702,163	1,796,170
Accumulated (deficit)	(4,444,074)	(1,661,636)
Total stockholders’ (deficit) equity	(617,124)	253,593
Total liabilities and stockholders’ (deficit) equity	$227,908	580,347

The accompanying notes are an integral part of these unaudited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020		2019

Revenue	$1,312	-	1,458		-
Cost of goods sold	(83)	-	(222)		-
Gross profit	1,229	-	1,236		-

Operating expenses	512,952	467,859	2,105,283		928,718
Impairment of equity method investment	-	-	500,055	`	-
Loss from equity method investment	-	10,589	14,638		10,589
Total operating expenses	512,952	478,448	2,619,976		939,307

Loss from operations	(511,723)	(478,448)	(2,618,740)		(939,307)

Other income (expense)
Interest expense	(45,215)	(557)	(113,375)		(4,623)
Change in fair value of derivative liability	(32,690)	-	(50,323)		-

Net loss before provision for income taxes	(589,628)	(479,005)	(2,782,438)		(943,930)

Provision for income taxes	-	-	-		-

Net (loss)	(589,628)	(479,005)	(2,782,438)		(943,930)

Basic and diluted (loss) per share	(0.02)	(0.02)	(0.09)		(0.04)

Average number of common shares outstanding - basic and diluted	33,699,619	27,944,425	31,924,158		24,899,587

The accompanying notes are an integral part of these unaudited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, December 31, 2018	117,687,765	117,687	967,795	(637,512)	447,970
Common stock issued for cash	32,679	33	1,967	-	2,000
Common stock issued to employees	-	-	351,563	-	351,563
Common stock issued for services	239,230	239	14,381	-	14,620
Net loss	-	-	-	(479,005)	(479,005)
Balance, March 31, 2019	117,959,674	117,959	1,335,706	(1,116,517)	337,148

Balance, December 31, 2019	123,537,531	123,537	3,226,849	(3,854,446)	(504,060)
Common stock issued for cash	1,000,000	1,000	99,000	-	100,000
Stock compensation	-	-	351,564	-	351,564
Common stock issued for services	250,000	250	24,750	-	25,000
Conversion of notes payable to equity	-	-	-	-	-
Eliminate derivative liability upon repayment of debt	-	-	-	-	-
Net loss	-	-	-	(589,628)	(589,628)
Balance, March 31, 2020	124,787,531	124,787	3,702,163	(4,444,074)	(617,125)

Balance, June 30, 2018	17,239,093	17,239	67,761	(172,587)	(87,587)
Common stock issued for cash	10,386,102	10,386	615,152	-	625,538
Common stock issued to employees	90,000,000	90,000	632,657	-	722,657
Common stock issued for services	334,479	334	20,136	-	20,470
Net loss	-	-	-	(943,930)	(943,930)
Balance, March 31, 2019	117,959,674	117,959	1,335,706	(1,116,517)	337,148

Balance, June 30, 2019	119,059,674	119,059	1,796,170	(1,661,636)	253,593
Common stock issued for cash	1,000,000	1,000	99,000	-	100,000
Stock compensation	-	-	1,054,691	-	1,054,691
Common stock issued for services	4,527,857	4,528	731,923	-	736,451
Conversion of notes payable to equity	200,000	200	6,794	-	6,994
Eliminate derivative liability upon repayment of debt	-	-	13,585	-	13,585
Net loss	-	-	-	(2,782,438)	(2,782,438)
Balance, March 31, 2020	124,787,531	124,787	3,702,163	(4,444,074)	(617,124)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,782,438)	(943,930)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization of debt discount	73,085	-
Issuance of common stock for services	737,451	20,470
Issuance of common stock to employee	-	722,657
Stock compensation expense	1,054,691	-
Impairment of investment	500,055	-
Loss from equity method investment	14,638	10,589
Common stock payable	(25,417)	15,000
Change in fair value of derivative liability	50,323	-
Changes in operating assets and liabilities:
Accounts Receivable	(7,574)	-
Prepaid expenses and other current assets	(62,522)	10,000
Inventory	(37,455)	-
Accounts payable and accrued expenses	(6,578)	5,539
Net cash (used) in operating activities	(491,741)	(159,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	-	(317,716)
Net cash (used) in investing activities	-	(317,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	520,000	11,000
Payment on notes payable	(9,506)	(100,000)
Payment on amounts due to Smartrade	(59,898)	-
Payment on amounts due to officer	(3,152)	-
Proceeds from issuance of common stock	99,000	625,538
Net cash provided from financing activities	546,444	536,538

Net increase in cash and cash equivalents	54,703	59,147
Cash and cash equivalents, beginning of period	65,654	11,490
Cash and cash equivalents, end of period	$120,357	70,637

Supplemental non-cash disclosure:
Conversion of notes payable to equity	$5,119	-
Eliminate derivative liability upon repayment of debt	$13,585	-
Due to Smartrade Exchange Services, Inc.	$-	118,000
Cash paid for interest	$-	-
Cash paid for taxes	$-	-

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

Going Concern

The Company has generated losses and negative cash flows from operations since inception.  The Company has historically financed its operations from equity financing. The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.  There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 9, creates additional uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2019, as filed with the SEC on September 30, 2019. Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2020.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2020.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended March 31, 2020 and year ended June 30, 2019.

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

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of March 31, 2020, the Company had inventories of $37,455. The Company has no allowance for inventory reserves.

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

At March 31, 2020 and June 30, 2019, the Company owned 30% and 25% of Smartrade’s common stock.

3.NOTES PAYABLE

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. In December 2019, $5,119 of principal was converted into Company common stock and payments were made of $11,381. The balance of the March 2018 notes was $67,500 and $84,000 at March 31, 2020 and June 30, 2019.  The note is currently past due, and the Company is in discussion with the note holder to renegotiate the terms.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the Note was $250,000 at March 31, 2020.

On October 1, 2019, the Company entered into a securities purchase agreement with an investor (“Investor”) to issue up to $220,000 of convertible promissory notes in monthly tranches of $55,000 at the Investor’s discretion.  As of March 31, 2020, the balance of these promissory notes was $177,500.  These notes accrue interest at 10% per annum.

On November 22, 2019, Company issued a $170,000 convertible promissory note (the “November 2019 Note”) to the Lender that accrues interest at 12% per annum.  The July and November Notes contain embedded derivatives, see Note 8.

4.RELATED PARTY TRANSACTIONS

Due to Officer

The balance due to the officer at March 31, 2020 and June 30, 2019 was $6,428 and $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At March 31, 2020 and June 30, 2019, the Company had a balance payable totaling $1,136 and $61,034, respectively, for the purchase of interest in Smartrade (See note 2).

5.CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. At March 31, 2020, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

6.COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at March 31, 2020.

Agreements

On April 4, 2018, the Company entered into an agreement with GHS, where the Company is entitled, at its sole discretion, to request equity investments of up to $5 million over twenty-four months following an effective registration of the underlying shares.

Common Stock Payable

As of March 31, 2020, and June 30, 2019, the Company owes a vendor $54,999 and $80,416 worth of common stock for services rendered, respectively.

7. SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2020, and June 30, 2019, there were 124,787,531 and 119,059,674 shares of common stock issued and outstanding, respectively.

In December 2019, the Company issued $200,000 of common stock for the conversion of $6,994 of debt and accrued interest.

On March 23, 2020, the Company sold 1,000,000 shares of common stock to an existing shareholder at $0.10 per share, or $100,000.

During the nine months ended March 31, 2020, the Company issued 4,527,857 shares of common stock to consultants and board members for services valued between $0.10 and $0.21 per share, or $736,451.

During the 2018 fiscal year, the Company issued 90,000,000 shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share.  The shares are being expensed over four years, or $1.4 million per year. For the three and nine months ended March 31, 2020, $351,563 and $1,054,688 of stock compensation was recognized, respectively. The Company determined fair value of its shares of common stock based on the price at which the Company was selling its shares of common stock to third party investors.

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

The Company recognized a derivative liability which it valued using the Black-Scholes-Merton model. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy at March 31, 2020 is as follows:

March 31, 2020
Stock price	$0.19
Exercise price	$0.24 – 0.401
Contractual term (in years)	1.25 – 1.64
Volatility (annual)	290.7%
Risk-free rate	0.23%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at March 31, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
Derivative liability – convertible note	$—	$—	$248,155	$248,155
Total	$—	$—	$248,155	$248,155

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

There were no transfers between Level 1, 2 or 3 during the nine months ended March 31, 2020.

During the nine months ended March 31, 2020, the Company recorded a loss from change in fair value of derivative liability of $50,323.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2020:

Derivative Liability

Balance – June 30, 2018	$—
Liabilities	21,021
Change in fair value of warrant liability	(1,197)
Balance – June 30, 2019	$19,824
Changes due to issuances and redemptions	178,008
Change in fair value of warrant liability	50,323
Balance – March 31, 2020	$248,155

The balance of the derivative liability at March 31, 2020 and June 30, 2019 was $248,155 and $19,824, respectively.

9.SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic and the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact the Company’s ability to raise capital, develop future projects and /or market existing ecommerce platforms. While we did not incur significant disruptions from the COVID-19 pandemic during the nine months ended March 31, 2020, we expect this situation could have an impact on our future business and results of operations in later periods of 2020 that may be material, but cannot be reasonably estimated at this time due to numerous uncertainties.

On April 7, 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold a convertible note bearing 8% interest in the principal amount of $111,290.

On April 22, 2020, the Company, entered into a letter agreement with Maxim Group, LLC (“Maxim”) for Maxim to provide general financial advisory, investment banking, and digital marketing services for the Company.  The fees paid to Maxim in exchange for the services under the agreement are a combination of cash and common stock.  On May 7, 2020, the Company issued 2,250,000 shares of common stock to Maxim.

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

Results of Operations for Three Months Ended March 31, 2020 and March 31, 2019

Revenue

For the three months ended March 31, 2020, we generated revenue of $1,312 through our subsidiary Rooster. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating expense

For the three months ended March 31, 2020 and 2019 we had a loss from operations of $512,952 and $478,448, respectively.  This increase in loss was primarily due to the expenses incurred by one of the Company’s newly formed entity Applife Shanghai.

Other expense

For the three months ended March 31, 2020 and 2019, we incurred $77,905 and $11,146 of other expense, respectively, which was primarily due to the increase in fair value of derivative liability of $32,690 and $0 and interest expense of $45,215 and $557, respectively.

Net loss

We reported a net loss of $589,628 and $479,005 for the three months ended March 31, 2020 and 2019, respectively.

Results of Operations for Nine Months Ended March 31, 2020 and March 31, 2019

Revenue

For the nine months ended March 31, 2020, we generated revenue of $1,458 through our subsidiary Rooster. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating expense

For the nine months ended March 31, 2020 and 2019 we had operating expenses of $2,619,976 and $939,307, respectively. This loss was due primarily the stock compensation to the CEO, impairment on equity method investment and professional fees paid to consultants.

Other expense

For the nine months ended March 31, 2020 and 2019, we incurred $678,391 and $15,212 of other expense, respectively which was due to interest expense of $113,375 and change in fair value of derivative liability of $50,323.

Net loss

We reported a net loss of $2,782,438 and $943,930 for the nine months ended March 31, 2020 and 2019, respectively.

Working Capital

March 31, 2020
Current assets	$227,908
Current liabilities	(845,032)
Working capital / (deficit)	$(617,124)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has currently small revenue generating operations and has an accumulated deficit $4,444,074 and $1,661,636 as of March 31, 2020 and June 30, 2019, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations

Liquidity and Capital Resources

	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
Net Cash Used in Operating Activities	$(491,741)	(159,675)
Net Cash Used in Investing Activities	–	(317,716)
Net Cash Provided by Financing Activities	546,444	536,538
Net Increase (Decrease) in Cash	$54,703	59,147

Our cash was $120,357 at March 31, 2020.  We recorded a net loss of $589,628 and $2,782,438 for the three and nine months ended March 31, 2020.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

During December 31, 2019, Smartrade ceased operations. As a result, the Company considered its investment in Smartrade more than temporarily impaired and has written off the full amount of investment of $500,055.

Financing Activities

During the nine months ended March 31, 2020, the Company received $546,444 from the proceeds of notes payable.

Professional Fees

Professional fees were $743,461 and $109,215 for the nine months ended March 31, 2020 and 2019, respectively. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

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

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a potential downturn in advertising and marketing spending by advertisers could adversely affect our operating results in the near future.

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 23, 2020, the Company sold 1,000,000 shares of common stock to an existing shareholder at $0.10 per share, or $100,000.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: May 13, 2020	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director