Form 10-K
period 2020-06-30
APPlife Digital Solutions Inc
filed 2020-09-25
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2020

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-54524

APPLIFE DIGITAL SOLUTIONS INC.

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

50 California St, #1500

San Francisco, CA 94111

(Address of principal executive offices)

1 (415) 439-5260

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the most recently completed second fiscal quarter was approximately $4,315,169.

As of September 23, 2020, a total of 128,065,888 shares of our common stock were outstanding.

APPLIFE DIGITAL SOLUTIONS, INC.

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

Our DRINX app is in development and we believe the beta version will be ready by the middle of the third quarter of fiscal year 2021.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

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

The strategic partnerships with each of our individual in house projects are invaluable. For our Drinx app which we plan to launch in the fall of 2021, we have collaborated with a well-known, long term New York City restaurateur and club owner, Lesly Bernard. His knowledge and market experience will allow New York City to be our base city in the Drinx service and expand from there.  Bernard will consult and advise on the development of the look and feel of the app and will participate in the launch of the app in each city.  He will lead project management and will be active in the marketing of the service.  In exchange for his time and efforts, Bernard has agreed in principal to take a minority equity position in the Drinx app.   For our Rooster app We have agreed to bring Antin on Brand Ambassador in exchange for his efforts and access helping market the Rooster product. Antin will develop a line of hair care products that we will include in the Rooster product catalog. He will use his best efforts to help introduce and market the product line to her celebrity clientele and associates, which includes top male stars from film and television, and his product line will exclusively be available on Rooster. He will advise on design and other aspects of marketing and will allow us to use his marketing materials to sell Rooster product. In exchange for his time and efforts, Antin received stock. We are also negotiating to bring in additional brand ambassadors and influencers including Natalia Bruschi

We have also engaged an IR/PR team to help create marketing campaigns and create editorial content for each of our businesses as we launch. and soon OfficeHop and have paused the marketing campaign for B2BCHX to allow gloabal factory orders to re-establish themselves post pandemic. . We are currently in a soft launch of Rooster using with a well-timed and placed marketing campaign and plan to re-ignite the B2BCHX model and launch OfficeHop this fall

Employees

We currently have one full time employee who does have a formal employment agreement. We plan to hire additional employees as needed as the Company grows. We currently have engaged the services of several independent contractors to fill employee positions, including our chief financial officer, our investor relations director, our project manager and our chief legal officer.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 128,065,888 shares of our common stock were outstanding as of September 23, 2020.

Security Holders

As of September 23, 2020, there were approximately 50 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the year ended June 30, 2020, the Company issued 1,000,000 shares of common stock pursuant to subscription agreements at $0.10 per share, or $100,000. These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

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

Plan of Operation

During the next twelve months, the Company plans to complete the current projects we have already begun coding. Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have not generated any revenue and have incurred expenses and operating losses, as part of our developmental stage activities in developing 4 apps, B2BCHX, DRINX, OFFICEHOP and ROOSTER.  B2BCHX is our first fully developed app that is available in Google Play and a functioning ecommerce and mobile website.  B2BCHX allows business owners around the world to order three levels of background checks on Chinese companies to prevent fraudulent business transactions.  The retail price for each report is $79, $399 and $1,299.

Our DRINX app is in early stage of development and we believe the beta version will be ready by the 3rd quarter of fiscal year 2021.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Our OfficeHop ecommerce website is in development and we believe it will be ready for Beta testing in the early 4th quarter of 2020. OfficeHop is like an AirBnB for office space and an aggregator for shared office rentals. We are completing our development deal with a tech team. The software allows Users to find short- or long-term office, conference or meeting spaces and allows Hosts to list their available office, meeting or conference rooms for short- or long-term rental. The revenue is expected to come from the 10% service fee charged to Users for finding and making a transaction with one of our listed properties and the 10% service fee to the Hosts upon a successful transaction by a user, for a total of 20% for each transaction.  The platform is global with the exception of Mainland China due to regulatory issues with this type of model in China, we will not operate in Mainland China.

Our ROOSTER app and ecommerce website has been developed and launched full commercial operations in the Third quarter of fiscal year 2020.  ROOSTER allows men to fully customize which products they receive and delivery schedule of each product for their entire toiletry kit delivered on a monthly or bi-monthly schedule through the dashboard of the app.  We anticipate the sources of revenue will come from subscriptions averaging $500 per year and advertising and sponsorships.

Our business model is to develop and build out our OfficeHop, Drinx and Rooster Apps and web-based business over the next year.  We plan to engage multiple resources and partners to market B2BCHX OfficeHop Drinx and ROOSTER.   In additional to our App, ecommerce and cloud based business development,, our business model is also to target acquisitions and projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success and make the acquisitions to add to our revenue stream.

Results of Operations

Revenue

For the years ended June 30, 2020 and 2019, we generated $2,969 and $0, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the years ended June 30, 2020 and 2019, we operating loss of $3,772,814 and $1,476,408, respectively.  This loss was due primarily to the stock compensation to the CEO of $1,406,250, other stock compensation of $601,035, impairment of equity method investment of $500,000 and professional and legal fees paid to consultants of $896,610.

Other Expense

For the years ended June 30, 2020 and 2019, we incurred $175,441 and $12,641 of other expense, respectively, was due to loss from equity method investment and interest expense.

Net loss

We reported a net loss of $3,948,255 and $1,489,049 for the years ended June 30, 2020 and 2019, respectively.

Working Capital Deficit

	June 30, 2020	June 30, 2019
Current assets	$525,382	$65,654
Current liabilities	970,353	326,754
Working capital (deficit)	$(444,971)	$(261,100)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $5,609,891 and $1,661,636 as of June 30, 2020 and June 30, 2019, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Year Ended June 30, 2020	Year Ended June 30, 2019
Net Cash Used in Operating Activities	$(627,391)	$(216,692)
Net Cash Used in Investing Activities	-	(317,716)
Net Cash Provided by Financing Activities	647,444	588,572
Net Increase/(decrease) in Cash	$20,053	$54,164

Our cash balance was $85,707 at June 30, 2020.  We recorded a net loss of $3,948,255 for the year ended June 30, 2020.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•Curtail the development of our apps,

•Seek strategic partnerships that may force us to relinquish significant rights to our apps, or

•Explore potential mergers or sales of significant assets of our Company.

Financing Activities

During the year ended June 30, 2020, the Company raised $620,000 from the issuance of debt and $100,000 from the sale of common stock.

Professional Fees

Professional fees were $896,610 and $252,186 for the twelve months ended June 30, 2020 and 2019, respectively.  The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s financial statements and financial statement disclosures

Seasonality

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

ITEM 8. Financial Statements

APPlife Digital Solutions, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applife Digital Solutions, Inc. (collectively, the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will require additional capital to fund its current operating plan. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

September 25, 2020

APPlife Digital Solutions, Inc.
Consolidated Balance Sheets

	June 30, 2020	June 30, 2019

ASSETS

Current assets
Cash	$85,707	$65,654
Prepaid expenses and other current assets	388,426	-
Inventories	43,675	-
Other current assets	7,574	-
Total current assets	525,382	65,654

Equity method investment	-	514,693

Total Assets	$525,382	$580,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$113,469	$85,276
Common stock payable	80,000	80,416
Notes payable	522,283	70,624
Derivative liability	248,173	19,824
Due to officer	6,428	9,580
Due to Smartrade Exchange Services, Inc.	-	61,034
Total current liabilities	970,353	326,754

Commitments and contingencies (note 6)

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 127,037,531 and 119,059,674 shares issued and outstanding as of June 30, 2020 and 2019, respectively	127,037	119,059
Additional paid-in capital	5,037,883	1,796,170
Accumulated deficit	(5,609,891)	(1,661,636)
Total stockholders’ equity (deficit)	(444,971)	253,593
Total liabilities and stockholders’ equity (deficit)	$525,382	$580,347

The accompanying notes are an integral part of these consolidated financial statements

APPlife Digital Solutions, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2020	2019
Revenues	$2,969	$-
Cost of goods sold	(1,826)	-
Gross profit	1,143	-

Operating expenses	3,259,264	1,455,385
Impairment of equity method investment	500,055	-
Loss from equity method investment	14,638	21,023
Total operating expenses	3,773,957	1,476,408

Loss from operations	(3,772,814)	(1,476,408)

Other income (expense)
Interest expense	(185,512)	(13,838)
Loss on conversion of debt	(36,006)	-
Change in fair value of derivative liability	46,077	1,197

Net loss before provision for income taxes	(3,948,255)	(1,489,049)
Provision for income taxes	-	-
Net (loss)	$(3,948,255)	$(1,489,049)

Basic and diluted (loss) per share	$(0.12)	$(0.06)

Average number of common shares outstanding - basic and diluted	32,978,764	25,662,339

The accompanying notes are an integral part of these consolidated financial statements

APPlife Digital Solutions, Inc. Consolidated Statement of Stockholder's Equity (Deficit)

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance, June 30, 2018	17,239,093	17,239	67,761	(172,587)	(87,587)
Common stock issued for cash	11,486,102	11,486	724,052	-	735,538
Common stock issued to employees	90,000,000	90,000	984,221	-	1,074,221
Common stock issued for services	334,479	334	20,136	-	20,470
Net loss	-	-	-	(1,489,049)	(1,489,049)
Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)	$253,593

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000
Stock compensation	-	-	2,007,285	-	2,007,285
Common stock issued for services	6,777,857	6,778	1,079,043	-	1,085,821
Conversion of notes payable to equity	200,000	200	42,800	-	43,000
Eliminate derivative liability upon repayment of debt	-	-	13,585	-	13,585
Net loss	-	-	-	(3,948,255)	(3,948,255)
Balance, June 30, 2020	127,037,531	$127,037	$5,037,883	$(5,609,891)	$(444,971)

The accompanying notes are an integral part of these consolidated financial statements

APPlife Digital Solutions, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,948,255)	$(1,489,049)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	126,435	-
Issuance of common stock for services	1,085,821	20,470
Issuance of common stock to employee	-	1,074,221
Stock compensation expense	2,007,285	-
Impairment of investment	500,055	-
Issuance of notes payable for services	-	-
Loss from equity method investment	14,638	21,023
Common stock payable	(416)	80,416
Noncash interest expense	-	8,645
Change in fair value of derivative liability	(46,077)	(1,197)
Loss on conversion of debt	36,006	-
Changes in operating assets and liabilities:
Other current assets	(7,574)	-
Prepaid expenses	(388,426)	10,000
Inventories	(43,675)	-
Accounts payable and accrued expenses	36,792	58,779
Net cash (used) in operating activities	(627,391)	(216,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	-	(317,716)
Net cash (used) in investing activities	-	(317,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	620,000	10,000
Payment on notes payable	(9,506)	(156,966)
Payment on amounts due to Smartrade Exchange Services, Inc.	(59,898)	-
Payment on amounts due to officer	(3,152)	-
Proceeds from issuance of common stock	100,000	735,538
Net cash provided in financing activities	647,444	588,572

Net increase in cash and cash equivalents	20,053	54,164
Cash and cash equivalents, beginning of period	65,654	11,490
Cash and cash equivalents, end of period	$85,707	$65,654

SUPPLEMENTAL NON-CASH DISCLOSURE:
Conversion of notes payable to equity	$5,119	$-
Eliminate derivative liability upon repayment of debt	$13,585	$-
Derivative liability related to convertible debt	$288,011	$-
Capitalize accrued interest after amendment to notes payable	$9,735	$-
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

APPlife Digital Solutions, Inc.

Notes to Audited Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

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

Going Concern

The Company has generated losses and negative cash flows from operations since inception.  The Company has historically financed its operations from equity financing. The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.  There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 6, creates additional uncertainty.

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

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There was no interest or penalties for the years ended June 30, 2020 and 2019.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California and New York.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the years ended June 30, 2020 and 2019.

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

Equity Method Investments

We originally accounted for our ownership in Smartrade Exchange Services, Inc (“Smartrade”) using the equity method of accounting during the quarter ended March 31, 2019. In prior periods, the investment was accounted for under the cost method. The equity method states that if the investment provides us the ability to exercise significant influence, but not control, over the investee, we account for the investment under the equity method. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at its initial carrying value in the balance sheet and is periodically adjusted for capital contributions, dividends received and the company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of other income (expense), net in the statements of operations. The Company’s effective ownership in Smartrade was 30% and 25% at June 30, 2020 and 2019, respectively. In addition, the Company fully impaired its investment in Smartade during the 2020 fiscal year, see note 2.

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

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of June 30, 2020, the Company had inventories of $43,675. The Company has no allowance for inventory reserves.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s financial statements and financial statement disclosures

Note 2 — Investment in Smartrade Exchange Services, Inc.

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

During the third quarter of 2020, Smartrade suspended operations. Because of this and other factors, the Company considered its investment in Smartrade more than temporarily impaired and recorded an impairment charge of $500,055 bringing the carrying value of this investments to $0.

At June 30, 2020 and 2019, the Company owned 30% and 25% of Smartrade’s common stock, respectively.

Note 3 – Notes Payable

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. In December 2019, $5,119 of principal was converted into Company common stock and payments were made of $11,381. In May 2020, the note was exchanged for a convertible promissory note that accrues interest at 10% per annum and matures on March 11, 2021.  The principal balance of the new note is $77,235 at June 30, 2020.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1,

2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the Note was $250,000 at June 30, 2020 and matures July 3, 2021.

On October 1, 2019, the Company entered into a securities purchase agreement with an investor (“Investor”) to issue up to $220,000 of convertible promissory notes tranches of $55,000 at the Investor’s discretion.  As of June 30, 2020, two tranches were issued, and the balance of these promissory notes was $110,000.  These notes accrue interest at 10% per annum.  On July 20, 2020, these two notes were extended through September 30, 2020 and October 30, 2020, respectively.

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

Amount
Balance of notes payable, net of discount at June 30, 2019	$70,624
Issuances of debt, net of discount	341,724
Amortization of debt discount	126,435
Conversions of debt to equity	(5,119)
Payments on notes payable	(11,381)
Balance of notes payable, net of discount at June 30, 2020	$522,283

Note 4 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2020 and 201 was $6,428 and $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At June 30, 2020 and 2019, the Company had a balance payable totaling $0 and $61,034, respectively, for the purchase of investment in Smartrade.  The investment was fully impaired as of June 30, 2020 (See Note 2).

Note 5 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  At June 30, 2020, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 6 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at June 30, 2020.

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

Common Stock Payable

As of June 30, 2020, and 2019, the Company owes third parties $80,000 and $80,416 worth of common stock for services rendered.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the year ended June 30, 2020, this situation could have an impact on our future business and results of operations in 2021 that may be material, but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 7 – Stockholders’ Equity (Deficit)

Common Stock

As of June 30, 2020, and 2019, there were 127,037,531 and 119,059,674 shares of common stock issued and outstanding, respectively.

During the year ended June 30, 2020 and 2019, the Company issued 1,000,000 and 11,486,102 shares of common stock pursuant to subscriptions agreements for $100,000 and $735,538, respectively, at prices between $0.049 and $0.10 per share.

During the year ended June 30, 2020 and 2019, the Company issued 6,777,857 and 334,479 shares of common stock to third parties for services valued at $1,085,821 and $20,470, respectively, with prices between $0.0612 and $0.40 per share.

During the year ended June 30, 2019, the Company issued 90,000,000 million shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share. The shares are being expensed over four years, or $1.4 million per year.  For the year ended June 30, 2020 and 2019, $2,007,285 and $1,074,221 of stock compensation was recognized, respectively.

Prior to the Company’s stock trading on an exchange, the fair value of its shares of common stock was determined based on the price at which the Company was selling its shares of common stock to third party investors.

In December 2019, the Company issued 200,000 shares of common stock for the conversion of $6,994 of debt and accrued interest.

Note 8 – Derivative Liability

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the

Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2020 is as follows:

Year Ended June 30, 2020
Stock price	$0.18
Exercise price	$0.133 – 0.405
Contractual term (in years)	0.77 – 1.39
Volatility (annual)	174% - 291%
Risk-free rate	0.16% – 1.80%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at June 30, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Derivative liability	$-	$-	$248,173	$248,173
Total	$-	$-	$248,173	$248,173

	Fair value measured at June 30, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2019
Derivative liability	$-	$-	$19,824	$19,824
Total	$-	$-	$19,824	$19,824

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

·	•Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

·	·	•Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

·	•Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the years ended June 30, 2020 and 2019.

In the year ending June 30, 2020, the Company recorded a decrease in fair value of derivative liability of $46,077.

The following table presents the activity for derivative liabilities measured at estimated fair value:

Derivative Liability
Balance as of June 30, 2019	$19,824
Additions during the period	288,011
Change in fair value	(46,077)
Change due to conversion / exercise / redemptions	(13,585)
Balance as of June 30, 2020	$248,173

The balance of the derivative liability at June 30, 2020 and 2020 and 2019 was $248,173 and $19,824, respectively.

Note 9 – Prepaid Expenses

Prepaid expenses consist of the following:	June 30,
	2020	2019
Prepaid Expenses	$5,061	$-
Prepaid Insurance	6,911	-
Prepaid Stock	376,454	-
	$388,426	$-

Note 10 – Income Taxes

The Company files corporate income tax returns in the United States (federal) and in California.  Since the Company incurred net operating losses in every tax year since inception, the 2018, 2019 and 2020 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

As of June 30, 2020, the Company had federal and state net operating loss carry forwards of $1,261,000.  Net operating losses generated since inception amounting to $1,261,000, no longer have an expiration for the years the Company has been operating. State net operating loss carryforwards will begin to expire in 2038 through 2040. The Company also had net operating losses of $8,900 in China which will expire in 2030. The Company has not completed its evaluation of net operating loss (“NOL”) utilization limitations under Internal Revenue Code, as amended (the “Code”), Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, or possibly eliminate, based on the Code, as amended.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but due to sustained losses, the NOL carryback provision of the CARES Act would not yield a benefit to us.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$354,977	$158,800
Stock Based Compensation	317,400	300,600
Valuation allowance	(672,377)	(459,400)
Net deferred tax assets	$-	$-

Reconciliation of the statutory federal income tax to the Company's effective tax:
	Years Ended June 30,
	2020	2019
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	1.33%	6.98%
Non-deductible Stock Compensation	(14.45)%	-
Other	(2.49)%	-%
Valuation allowance	(5.39)%	(27.98)%
Provision for income taxes	-%	-%

Note 11 – Subsequent Events

On July 14, 2020, the Company entered into a $340,000 convertible promissory note (the “Note”) with a lender (the “Lender”).  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  If the Company has not paid the principal and interest due under Note to the Lender on or before the Maturity Date, upon the written demand of the Lender, the unpaid principal amount of all of this Note, together with all accrued and unpaid interest on the principal amount outstanding from time to time, shall be converted into that number of shares of Common Stock equal to the quotient obtained by dividing (i) the unpaid principal amount of the this Note, together with all accrued and unpaid interest on the principal amount outstanding from time to time, as of the end of the day immediately prior to the Conversion Date by $0.144.  The Lender shall not be entitled to convert any amount that could case Lender to hold more that 9.99% of the Company’s common stock.  Further, Lender agrees not to sell daily the Conversion Stock for a period of six (6) months from a conversion date (“Trading Restriction Period”) in an amount greater than thirty percent (30%) of the ten (10) day daily average trading volume of the Company’s common stock.  Upon expiration of the Trading Restriction Period, the Lender shall have no restrictions relating to his Conversion Stock.

On July 21, 2020, the Company, entered into a letter agreement (the “Agreement”) with Carter, Terry & Company (“CT&Co”) for CT&Co to act as the Company’s exclusive financial advisor and placement agent, on a best efforts basis.  Under the terms of the Agreement, CT&Co will be the Company’s exclusive financial advisor for an initial period of thirty (30) days and then reverting to a non-exclusive financial advisor for the next twelve (12) months, with an option to extend for an additional six (6) months.  Both the Company and CT&Co may cancel the Agreement at any time upon written notice to the other party.  Within five (5) days of execution of the Agreement, the Company shall issue 500,000 shares of its restricted common stock to CT&Co.  As additional consideration, the Company shall pay CT&Co a success fee of ten percent (10%) of the amount of any equity or hybrid equity capital raised up to $1,000,000, eight percent (8%) of the amount of any equity or hybrid equity capital raised up to $5,000,000, and six percent (6%) of the amount of any equity or hybrid equity capital raised over $5,000,000.  In connection with the compensation set forth above, the Company shall also issue to CT&Co restricted shares of its common stock equal to four percent (4%) of the capital raised divided by the last reported closing price of the Company’s common stock on the date of the close.

On July 22, 2020, the Company issued 388,158 shares of common stock to board members valued between $0.19 and $0.20 per share, or $75,000.

On July 22, 2020, the Company also issued 140,199 shares of common stock to vendor for services valued at $20,000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There an no reportable events under this Item for the year ended June 30, 2020.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and positions of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o APPlife Digital Solutions, Inc. 50 California St., Suite 1500, San Francisco, CA 94111.

Name and Address	Age	Position
Matthew Reid	49	CEO, CFO, President, Secretary and Director
Don Savant	57	Director
Tracy Gray	56	Director
Sid Ganis	80	Director
Richard Walden	74	Director

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

Sid Ganis, 80, Director. Sid Ganis is the founder of Out of the Blue Entertainment and former President of Paramount Pictures. Ganis was Chairman of Columbia Tristar and President of the Academy of Motion Picture Arts and Sciences. Ganis is currently a member of the Board of Directors of Academy of Motion Picture Arts and Sciences and Immersion Corp IMMR. Ganis has previously been a member of the Board of Directors of Marvel Entertainments and The Void.

Richard Walden, 74, Director. Mr. Walden is currently President, CEO and Founder of Operation USA, a Los Angeles-based non-governmental organization specializing in disaster relief as well as international and domestic health care and economic development projects. Walden guided Operation USA to share the 1997 Nobel Peace Prize Walden also coordinated Operation USA’s work with UNESCO, NASA’s Jet Propulsion Laboratory, and with the Lawrence Livermore and Los Alamos National Laboratories. Richard is also an active California-licensed attorney and, earlier in his career, served as Commissioner of the California Health Facilities Commission.

Board Composition

Our By-Laws provide that the Board of Directors which shall constitute the whole board shall not be less than one (1) nor more than seven (7) or such other maximum number of directors as permitted by the Nevada General Corporation Law.  The maximum or minimum number of directors cannot be changed, nor can a fixed number be substituted for the maximum and minimum numbers, except by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of September 23, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 128,065,888 shares of our common stock issued and outstanding as of September 23, 2020. Unless otherwise indicated, the address of each officer and director listed below is c/o APPlife Digital Solutions, Inc., 50 California St, #1500, San Francisco, CA 94111.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Matt Reid, Sole Officer and Director,	Common	102,239,109 Shares	79.83%
Don Savant, Director	Common	381,579	0.30%
Tracy Gray, Director	Common	381,579	0.30%
Sid Ganis, Director	Common	375,000	0.29%
All Officers and Directors	Common	103,377,267 Shares	80.72%
Stephen Solarsh	Common	11,900,327 Shares	9.29%

RELATED PARTY TRANSACTIONS

Due to Officer

During 2018, the Company received advances from its officer to pay for operating expenses. The balance due to the officer at June 30, 2020 and June 30, 2019 was $6,428 and $9,580. There are no definitive repayment terms and no interest is accruing on these advances.

Due to Smartrade

At June 30, 2020 and 2019, the Company had a balance payable totaling $0 and $61,034, respectively, for the purchase of investment in Smartrade.  The investment was fully impaired as of June 30, 2020 (See Note 2).

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm on April 15, 2019. The audit fees to RBSM for the year ended June 30, 3020 were approximately $66,500.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RSJ and RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

RBSM did not charge us any tax fees for the year ended June 30, 2020 and 2019, respectively.

All Other Fees

RBSM billed $8,000 during the year ended June 30, 2020 for their procedures related to issuance of consent and S-1 filing.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description of Exhibit	Filing
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: September 25, 2020	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	September 25, 2020
Matt Reid