Form 10-Q
period 2020-09-30
APPlife Digital Solutions Inc
filed 2020-11-16
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

1 (415) 439 5260

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of November 12, 2020, there were 133,772,353 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
ASSETS

Current assets
Cash	$175,743	$85,707
Prepaid expenses and other current assets	331,210	388,426
Inventories	44,731	43,675
Other current assets	–	7,574
Total assets	$551,684	$525,382

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$156,045	$113,469
Common stock payable	164,332	80,000
Notes payable - current, net of discount ($143,032)	350,493	522,283
Derivative liability	254,507	248,173
Due to officer	6,428	6,428
Total current liabilities	931,805	970,353

Notes payable– noncurrent, net of discount ($76,034)	433,966	–
Total liabilities	$1,365,771	$970,353

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 128,419,298 and 127,037,531 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	128,419	127,037
Additional paid-in capital	5,728,849	5,037,883
Accumulated deficit	(6,671,355)	(5,609,891)
Total stockholders’ deficit	(814,087)	(444,971)
Total liabilities and stockholders’ deficit	$551,684	$525,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2020	2019

Revenues	$632	$–
Cost of goods sold	439	–
Gross profit	193	–

Operating expenses	871,761	1,269,034
Loss from equity method investment	–	5,132

Total operating expenses	871,761	1,274,166

Loss from operations	(871,568)	(1,274,166)

Other income (expense)
Interest expense	(172,880)	(6,646)
Loss on extension of notes payable	(10,682)	–
Change in fair value of derivative liability	(6,334)	15,532
Net loss before provision for income taxes	$(1,061,464)	$(1,265,280)

Provision for income taxes	–	–

Net Loss	$(1,061,464)	$(1,265,280)
Basic and diluted loss per share	$(0.03)	$(0.04)

Average number of common shares outstanding - basic and diluted	37,827,079	30,114,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)	$253,593
Common stock issued to employees	-	-	351,564	-	351,564
Common stock issued for services	1,650,000	1,650	163,350	-	165,000
Net loss	-	-	-	(1,265,280)	(1,265,280)
Balance, September 30, 2019	120,709,674	120,709	2,311,084	(2,926,916)	(495,123)

Balance, June 30, 2020	127,037,531	$127,037	$5,037,883	$(5,609,891)	$(444,971)
Common stock issued to employees	-	-	351,562	-	351,562
Common stock issued for services	1,088,158	1,089	198,779	-	199,868
Issuance of common stock payable	140,199	140	25,096	-	25,236
Shares issued for prepayment penalty	153,410	153	19,847	-	20,000
Loss on extension of notes payable	-	-	10,682	-	10,682
Equity component of issuance of convertible notes	-	-	85,000	-	85,000
Net loss	-	-	-	(1,061,464)	(1,061,464)
Balance, September 30, 2020	128,419,298	$128,419	$5,728,849	$(6,671,355)	$(814,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,061,464)	$(1,265,280)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization of debt discount	62,176	14,860
Issuance of common stock for services	199,868	165,000
Issuance of common stock to employee	351,562	351,564
Shares issued for prepayment penalty	20,000	-
Loss on extension of notes payable	10,682	-
Loss from equity method investment	-	5,132
Common stock payable	109,568	674,583
Change in fair value of derivative liability	6,334	(15,532)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,574	-
Prepaid expenses and other current assets	57,216	(140,462)
Inventory	(1,056)	-
Accounts payable and accrued expenses	42,576	31,033
Net cash (used) in operating activities	(194,964)	(179,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	340,000	200,000
Payments on notes payable	(55,000)	(29,949)
Net cash provided from financing activities	285,000	170,051

Net increase (decrease) in cash and cash equivalents	90,036	(9,051)
Cash and cash equivalents, beginning of period	85,707	65,654
Cash and cash equivalents, end of period	$175,743	$56,603

Supplemental non-cash disclosure:
Cash paid for interest	$26,675	$-
Cash paid for taxes	$-	$-

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

Going Concern

The Company has generated losses and negative cash flows from operations since inception.  The Company has historically financed its operations from equity financing. The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.  There can be no assurance that any additional financings, would be available to the Company on satisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 5, creates additional uncertainty.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2020, as filed with the SEC on September 25, 2020. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2021.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2020.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended September 30, 2020 and year ended June 30, 2020.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclosure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of fair value hierarchy defined by ASC 820 are described below:

•Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of September 30, 2020, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument

Leases

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

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of September 30, 2020, the Company had inventories of approximately $44,731. The Company has no allowance for inventory reserves.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s financial statements and financial statement disclosures.

Note 2 – Notes Payable

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. In December 2019, $5,119 of principal was converted into Company common stock and payments were made of $11,381. In May 2020, the note was exchanged for a convertible promissory note that accrues interest at 10% per annum and matures on March 11, 2021.  The principal balance of the new note is $77,235 as of September 30, 2020.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the July 2019 Note was $250,000 on September 30, 2020 and matures July 3, 2021.

On October 1, 2019, the Company entered into a securities purchase agreement with an investor (“Investor”) to issue up to $220,000 of convertible promissory notes tranches of $55,000 at the Investor’s discretion. Through June 30, 2020, two tranches were issued, and the balance of these promissory notes was $110,000. These notes accrue interest at 10% per annum.  On July 20, 2020, these two notes were extended through September 30, 2020 and October 30, 2020, respectively.  As an inducement to extend the notes, the Company promised to issue 277,012 shares of common stock valued at $40,000 to the Investor. On September 29, 2020, the Company paid $81,675 towards the first tranche which includes principal of $55,000, prepayment penalty of $21,175 and accrued interest of $5,500.  Additionally, the Company issued 153,410 shares of common stock valued at $0.20 per share, or $30,682, to the Investor.  The balance of these notes as of September 30, 2020 was $55,000 of principal, $26,553 of accrued interest.

On November 22, 2019, Company issued a $170,000 convertible promissory note (the “November 2019 Note”) to the Lender that accrues interest at 12% per annum.  The July and November Notes contain embedded derivatives, see Note 7.

On April 7, 2020, the Company entered into a securities purchase agreement with an investor pursuant to which the Company sold a convertible note (“April 2020 Note”) bearing 8% interest in the principal amount of $111,290.

On July 14, 2020, the Company entered into a $340,000 convertible promissory note (the “July 2020 Note”) with a lender (the “Lender”).  The outstanding principal balance of the July 2020 Note shall bear interest at the rate of twelve percent (12%) per annum. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.144.  The embedded conversion feature of this note was valued at $85,000 and is amortized over the life of the note.

Amount
Balance of notes payable, net of discount at June 30, 2020	$522,283
Issuances of debt, net of discount	255,000
Amortization of debt discount	62,176
Payments on notes payable	(55,000)
Balance of notes payable, net of discount as of September 30, 2020	$784,459

Note 3 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer as of September 30, 2020 and June 30, 2020 was $6,428. There are no definitive repayment terms, and no interest is accruing on these advances.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of September 30, 2020, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims as of September 30, 2020.

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

Common Stock Payable

As of September 30, 2020, and June 30, 2020, the Company owes a vendor $164,332 and $80,000 worth of common stock for services rendered, respectively.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the quarter ended September 30, 2020, this situation could have an impact on our future business and results of operations in 2021 that may be material, but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 6 – Stockholders’ Deficit

As of September 30, 2020, and June 30, 2020, there were 128,419,298 and 127,037,531 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three months ended September 30, 2020 and 2019, the Company issued 1,088,158 and 1,650,000 shares of common stock to third parties for services valued at $199,868 and $165,000, respectively, with prices between $0.10 and $0.20 per share.

During the year ended June 30, 2019, the Company issued 90,000,000 million shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share. The shares are being expensed over four years, or $1.4 million per year.  For the three months ended September 30, 2020 and 2019, $351,562 and $351,564 of stock compensation was recognized, respectively.

Prior to the Company’s stock trading on an exchange, the fair value of its shares of common stock was determined based on the price at which the Company was selling its shares of common stock to third party investors.

Issuance of Common Stock Payable

During the three months ended September 30, 2020 and 2019, the Company issued 140,199 shares of common stock to a third party for services valued at $25,236

Shares issued for prepayment penalty

On September 29, 2020, the Company paid $81,675 towards the first tranche which includes principal of $55,000, prepayment penalty of $21,175 and accrued interest of $5,500.  As an inducement to pay off the note early, the Company issued 153,410 shares of common stock valued at $0.20 per share, or $30,682 to the Investor (see note 2).

Equity component of issuance of convertible notes

On July 14, 2020, the Company issued a $340,000 convertible promissory note to a Lender—see note 2. The Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.144.  The embedded conversion feature of this note was valued at $85,000 and is amortized over the life of the note.

Note 7 – Derivative Liability

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2020 is as follows:

Quarter Ended September 30, 2020
Stock price	$0.20
Exercise price	$0.236 – $0.394
Contractual term (in years)	0.75 – 1.14
Volatility (annual)	189.6%
Risk-free rate	0.12%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at September 30, 2020
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2020
Derivative liability	$—	$—	$254,507	$254,507
Total	$—	$—	$254,507	$254,507

Fair Value measured at June 30, 2020
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Derivative liability	$-	$-	$248,173	$248,173
Total	$-	$-	$248,173	$248,173

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

There were no transfers between Level 1, 2 or 3 during the period ended September 30, 2020.

During the three months ended September 30, 2020 and 2019, the Company recorded a loss of $6,334 and a gain of 15,532, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended September 30, 2020:

Derivative Liability
Balance – June 30, 2020	$248,173
Changes due to issuances	-
Change in fair value of derivative liability	6,334
Balance – September 30, 2020	$254,507

The balance of the derivative liability at September 30, 2020 and June 30, 2020 was $254,507 and $248,173, respectively.

Note 8 – Subsequent Events

On October 19, 2020 and October 20, 2020, the Company issued 3,613,158 shares of common stock, valued at $867,158, to third parties for services.

On October 21, 2020, the Company entered into a $348,000 convertible promissory note (the “Note”) with a lender (the “Lender”).  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  If the Company has not paid the principal and interest due under Note to the Lender on or before the Maturity Date, upon the written demand of the Lender, the unpaid principal amount of all of this Note, together with all accrued and unpaid interest on the principal amount outstanding from time to time, shall be converted into that number of shares of Common Stock equal to the quotient obtained by dividing (i) the unpaid principal amount of the this Note, together with all accrued and unpaid interest on the principal amount outstanding from time to time, as of the end of the day immediately prior to the Conversion Date by $0.144.  The Lender shall not be entitled to convert any amount that could case Lender to hold more that 9.99%

of the Company’s common stock.  Further, Lender agrees not to sell daily the Conversion Stock for a period of six (6) months from a conversion date (“Trading Restriction Period”) in an amount greater than thirty percent (30%) of the ten (10) day daily average trading volume of the Company’s common stock.  Upon expiration of the Trading Restriction Period, the Lender shall have no restrictions relating to his Conversion Stock.

On October 22, 2020, the Company entered into a securities purchase agreement with an investor where the Company issued 1,200,000 shares of common stock valued at $0.10 per share, or $120,000

On October 27, 2020, the Company entered into an agreement to pay off the April 2020 Note with $75,000 cash, 416,295 shares of common stock at $0.1328 per share, or $55,484 and an option to pay either $25,000 cash or issue 188,253 shares, valued at $0.1328 per share, to the holder.  On November 3, 2020, the Company paid $75,000 to the holder.

On October 29, 2020, the Company paid $81,553 toward the final tranche of the notes issued on October 1, 2019, which consists of principal of $55,000, interest of $5,410 and a prepayment penalty of $21,143.  The Company also issued 123,602 shares to the creditor valued at $14,832 in conjunction with the prior extension of this note.

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

Plan of Operation

During the next twelve months, the Company plans to complete the current projects we have already begun coding. Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have not generated any revenue and have incurred expenses and operating losses, as part of our developmental stage activities in developing 3 e-commerce websites and apps, B2BCHX, OFFICEHOP and ROOSTER.  Our next project DRINX is in early stage of development.  B2BCHX is our first fully developed app that is available in Google Play and a functioning ecommerce and mobile website.  B2BCHX allows business owners around the world to order three levels of background checks on Chinese companies to prevent fraudulent business transactions.  The retail price for each report is US$79, $399 and $1299.

Our DRINX project is in early stage of development and we believe the beta version will be ready by the 3rd quarter of fiscal year 2021.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Our OfficeHop ecommerce website is in development and we believe it will be ready for Beta testing in December of 2020. OfficeHop is like an AirBnB for office space and an aggregator for office rentals. We have completed our development deal with a tech team, and they have begun coding. The software allows Users to find short- or long-term office, conference or meeting spaces and allows Hosts to list their available office, meeting or conference rooms for short- or long-term rental. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties and the 10-15% service fee to the Hosts upon a successful transaction by a user, for a total of 20% for each transaction.  The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

Our ROOSTER app and ecommerce website has been developed and launched full commercial operations in the Third quarter of fiscal year 2020.  ROOSTER allows men to fully customize which products they receive and delivery schedule of each product for their entire toiletry kit delivered on a fully customized schedule through the dashboard of the website, mobile website and app.  We anticipate the sources of revenue will come from subscriptions averaging $500 per year and advertising and sponsorships.

Our business model is to develop and build out our OfficeHop, Drinx, B2BCHX and Rooster Apps and web-based business over the next year.  We plan to engage multiple resources and partners to market B2BCHX OfficeHop Drinx and ROOSTER.   In additional to our App, ecommerce and cloud based business development, our business model is also to target acquisitions and projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success and make the acquisitions to add to our revenue stream.

Results of Operations

Revenue

For the three months ended September 30, 2020 and 2019, we generated $632 and $0, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended September 30, 2020 and 2019 we had operating expenses of $871,568 and $1,274,166, respectively.  This loss was due primarily to the stock compensation to the CEO and professional fees paid to consultants.

Other Expense

For the three months ended September 30, 2020 and 2019, we incurred $189,896 and $8,886 of other expense, respectively, which was due to interest expense and amortization of debt discount.

Professional Fees

Professional fees were $411,255 and $827,145 for the three months ended September 30, 2020 and 2019, respectively. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Net loss

We reported a net loss of $1,061,464 and $1,265,280 for the three months ended September 30, 2020 and 2019, respectively.

Working Capital

September 30, 2020
Current assets	$551,684
Current liabilities	931,805
Working capital / (deficit)	$(380,121)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $6,671,355 and $5,609,891 as of September 30, 2020 and June 30, 2020, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 6, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net Cash Used in Operating Activities	$(194,964)	$(179,102)
Net Cash Used in Investing Activities	–	–
Net Cash Provided by Financing Activities	285,000	170,051
Net Increase (Decrease) in Cash	$90,036	$(9,051)

Our cash was $175,743 on September 30, 2020.  We recorded a net loss of $1,061,464 for the three months ended September 30, 2020.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the three months ended September 30, 2020, the Company used $194,964 in cash to fund our operating activities.  The use of funds for operating activities included a net loss of $1,061,464.  Changes to working capital included $99,792 which primarily related to accounts payable and prepaid expenses.

The use of cash was offset by non-cash expenses primarily consisting of $62,176 related to amortization, $199,868 in stock issues for services, $351,562 in stock compensation to employee, $109,568 of common stock payable.

Financing Activities

During the three months ended September 30, 2020, the Company received $340,000 from the proceeds of notes payable and paid $55,000 on notes payable.

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 606, “Revenue from Contracts with Customers,” by applying the following steps:  (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 22, 2020, the Company sold 1,200,000 shares of common stock to an existing shareholder valued at $0.10 per share, or $120,000.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: November 13, 2020	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director