Form 10-Q
period 2020-12-31
APPlife Digital Solutions Inc
filed 2021-02-12
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 11, 2021, there were 134,270,130 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020
ASSETS

Current assets
Cash	$284,014	$85,707
Prepaid expenses and other current assets	221,679	388,426
Inventories	45,807	43,675
Other current assets	–	7,574
Total assets	$551,500	$525,382

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$145,108	$113,469
Common stock payable	104,499	80,000
Notes payable - current, net of discount ($185,776)	311,460	522,283
Derivative liability	120,423	248,173
Due to officer	6,428	6,428
Total current liabilities	687,918	970,353

Notes payable– noncurrent, net of discount ($61,107)	626,893	–
Total liabilities	1,314,811	970,353

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 133,960,606 and 127,037,531 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	133,960	127,037
Additional paid-in capital	6,780,958	5,037,883
Accumulated deficit	(7,678,229)	(5,609,891)
Total stockholders’ deficit	(763,311)	(444,971)
Total liabilities and stockholders’ deficit	$551,500	$525,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenues	$1,674	$146	2,306	146
Cost of goods sold	(1,055)	(139)	(1,494)	(139)
Gross profit	619	7	812	7

Operating expenses	784,880	323,297	1,656,641	1,592,331
Impairment of investment	–	500,055	–	500,055
Loss from equity method investment	–	9,506	–	14,638

Total operating expenses	784,880	832,858	1,656,641	2,107,024

Loss from operations	(784,261)	(832,851)	(1,655,829)	(2,107,017)

Other income (expense)
Interest expense	(200,927)	(61,514)	(373,807)	(68,160)
Loss on extension of notes payable	(30,532)	–	(41,214)	–
Change in fair value of derivative liability	8,846	(33,165)	2,512	(17,633)
Net loss before provision for income taxes	$(1,006,874)	$(927,350)	(2,068,338)	(2,192,810)

Provision for income taxes	–	–	–	–

Net Loss	$(1,006,874)	$(927,530)	(2,068,338)	(2,192,810)
Basic and diluted loss per share	$(0.03)	$(0.03)	(0.05)	(0.07)

Average number of common shares outstanding - basic and diluted	40,120,361	31,992,068	38,971,985	31,046,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2019	120,709,674	$120,709	$2,311,084	$(2,926,916)	$(495,123)
Stock compensation	-	-	351,564	-	351,564
Common stock issued for services	2,627,857	2,628	543,822	-	546,450
Conversion of notes payable to equity	200,000	200	6,794	-	6,994
Eliminate derivative liability upon repayment of debt	-	-	13,585	-	13,585
Net loss	-	-	-	(927,530)	(927,530)
Balance, December 31, 2019	123,537,531	$123,537	$3,226,849	$(3,854,446)	$(504,060)

Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)	253,593
Stock compensation	-	-	703,128	-	703,128
Common stock issued for services	4,277,857	4,278	707,172	-	711,450
Conversion of notes payable to equity	200,000	200	6,794	-	6,994
Eliminate derivative liability upon repayment of debt	-	-	13,585	-	13,585
Net loss	-	-	-	(2,192,810)	(2,192,810)
Balance, December 31, 2019	123,537,531	$123,537	$3,226,849	$(3,854,446)	$(504,060)

Balance, September 30, 2020	128,419,298	128,419	5,728,849	(6,671,355)	$(814,087)
Common stock issued for cash	1,200,000	1,200	118,800	-	120,000
Stock compensation	-	-	351,563	-	351,563
Common stock issued for services	3,613,158	3,613	190,887	-	194,500
Shares issued for prepayment penalty	123,602	124	25,390	-	25,514
Payment of notes payable with issuance of common stock	604,548	604	74,366	-	74,970
Loss on extension of notes payable	-	-	30,532	-	30,532
Eliminate derivative liability upon repayment of debt	-	-	125,238	-	125,238
Equity component of issuance of convertible notes	-	-	135,333	-	135,333
Net loss	-	-	-	(1,006,874)	(1,006,874)
Balance, December 31, 2019	133,960,606	$133,960	$6,780,958	$(7,678,229)	$(763,311)

Balance, June 30, 2020	127,037,531	127,037	5,037,883	(5,609,891)	(444,971)
Common stock issued for cash	1,200,000	1,200	118,800	-	120,000
Stock compensation	-	-	703,125	-	703,125
Common stock issued for services	4,701,316	4,702	389,666	-	394,368
Issuance of common stock payable	140,199	140	25,096	-	25,236
Shares issued for prepayment penalty	277,012	277	45,237	-	45,514
Payment of notes payable with issuance of common stock	604,548	604	74,366	-	74,970
Loss on extension of notes payable	-	-	41,214	-	41,214
Eliminate derivative liability upon repayment of debt	-	-	125,238	-	125,238
Equity component of issuance of convertible notes	-	-	220,333	-	220,333
Net loss	-	-	-	(2,068,338)	(2,068,338)
Balance, December 31, 2020	133,960,606	$133,960	$6,780,958	$(7,678,229)	$(763,311)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,068,338)	$(2,192,810)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	169,692	44,524
Issuance of common stock for services	394,368	711,450
Shares issued for prepayment penalty	45,514	-
Loss on extension of notes payable	41,214	-
Stock compensation expense	703,125	703,128
Impairment of investment	-	500,055
Loss from equity method investment	-	14,638
Change in fair value of derivative liability	(2,512)	17,633
Changes in operating assets and liabilities:
Accounts Receivable	7,574	-
Prepaid expenses and other current assets	166,747	(89,041)
Inventories	(2,132)	(44,447)
Common stock payable	49,735	(25,417)
Accounts payable and accrued expenses	70,320	(24,463)
Net cash (used) in operating activities	(424,693)	(384,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	688,000	520,000
Proceeds from issuance of common stock	120,000	-
Payment on notes payable	(185,000)	(9,506)
Payment on amounts due to Smartrade	-	(59,898)
Payment on amounts due to officer	-	(3,152)
Net cash provided from financing activities	623,000	447,444

Net increase in cash and cash equivalents	198,307	62,694
Cash and cash equivalents, beginning of period	85,707	65,654
Cash and cash equivalents, end of period	$284,014	$128,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,153	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable to equity	$-	$6,994
Eliminate derivative liability upon repayment of debt	$125,238	$13,585
Issuance of common stock payable	$25,236	$-
Equity component of issuance of convertible notes	$220,333	$-
Payment of notes payable with issuance of common stock	$74,970	$-

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2020, as filed with the SEC on September 25, 2020. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2021.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2020.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended December 31, 2020 and year ended June 30, 2020.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of December 31, 2020, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of December 31, 2020, the Company had inventories of approximately $45,807. The Company has no allowance for inventory reserves.

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

Note 2 – Notes Payable

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. In December 2019, $5,119 of principal was converted into Company common stock and payments were made of $11,381. In March 2020, the note was exchanged for a convertible promissory note that accrues interest at 10% per annum and matures on March 11, 2021.  The principal balance of the new note is $77,235 as of December 31, 2020.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the July 2019 Note was $250,000 on December 31, 2020 and matures July 3, 2021.

On October 1, 2019, the Company entered into a securities purchase agreement with an investor (“Investor”) to issue up to $220,000 of convertible promissory notes tranches of $55,000 at the Investor’s discretion. Through June 30, 2020, two tranches were issued, and the balance of these promissory notes was $110,000. These notes accrue interest at 10% per annum.  On July 20, 2020, these two notes were extended through September 30, 2020 and October 30, 2020, respectively.  As an inducement to extend the notes, the Company promised to issue 277,012 shares of common stock valued at $40,000 to the Investor. On September 29, 2020, the Company paid $81,675 towards the first tranche which includes principal of $55,000, prepayment penalty of $21,175 and accrued interest of $5,500.  Additionally, the Company issued 153,410 shares of common stock valued at $0.20 per share, or $30,682, to the Investor.  On October 29, 2020, the Company paid $81,553 toward the final tranche of the notes issued on October 1, 2019, which consists of principal of $55,000, interest of $5,410 and a prepayment penalty of $21,143.  The Company also issued 123,602 shares to the Investor valued at $14,832 in conjunction with the prior extension of this note.

On November 22, 2019, Company issued a $170,000 convertible promissory note (the “November 2019 Note”) to the Lender that accrues interest at 12% per annum.  The July and November Notes contain embedded derivatives, see Note 7.

On April 7, 2020, the Company entered into a securities purchase agreement with an investor pursuant to which the Company sold a convertible note (“April 2020 Note”) bearing 8% interest in the principal amount of $111,290. On October 27, 2020, the Company entered into an agreement to pay off the April 2020 Note with $75,000, 416,295 shares of common stock at $0.1328 per share, or $55,484 and 188,253 shares, valued at $0.1328 per share, or $25,000.  During the three months ended December 31, 2020, the Company paid off the note with $75,000 and issued the 604,548 shares to the investor.

On July 14, 2020 and October 21, 2020, the Company sold convertible notes bearing 12% interest in the principal amounts of $340,000 and $348,000, respectively.  Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.144.  The embedded conversion features of these notes were valued at $85,000 and $135,333, respectively, and is amortized over the life of the notes.

Amount
Balance of notes payable, net of discount on June 30, 2020	$522,283
Issuances of debt, net of discount	467,668
Amortization of debt discount	169,692
Payments on notes payable	(185,000)
Payment of notes payable with issuance of common stock	(36,290)
Balance of notes payable, net of discount as of December 31, 2020	$938,353

Note 3 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer as of December 31, 2020 and June 30, 2020 was $6,428. There are no definitive repayment terms, and no interest is accruing on these advances.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of December 31, 2020, the Company’s cash balance exceeded the FDIC insurance limit by $23,049.  The Company has not experienced any losses in such accounts.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims as of December 31, 2020.

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

Common Stock Payable

As of December 31, 2020, and June 30, 2020, the Company owes $104,499 and $80,000 worth of common stock to vendors for services rendered, respectively.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the quarter ended December 31, 2020, this situation could have an impact on our future business and results of operations in 2021 that may be material but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 6 – Stockholders’ Deficit

As of December 31, 2020, and June 30, 2020, there were 133,960,606 and 127,037,531 shares of common stock issued and outstanding, respectively.

On October 22, 2020, the Company entered into a securities purchase agreement with an investor where the Company issued 1,200,000 shares of common stock valued at $0.10 per share, or $120,000.

Common stock issued for services

During the six months ended December 31, 2020 and 2019, the Company issued 4,701,316 and 4,277,857 shares of common stock to third parties for services valued at $394,368 and $711,450, respectively, with prices between $0.18 and $0.40 per share.

During the year ended June 30, 2019, the Company issued 90,000,000 million shares of restricted common stock to the officer as compensation for services as Chief Executive Officer.  The shares vest over four years and were valued at $0.0625 per share. The shares are being expensed over four years, or $1.4 million per year.  For the six months ended December 31, 2020 and 2019, $703,125 and $703,128 of stock compensation was recognized, respectively.

Prior to the Company’s stock trading on an exchange, the fair value of its shares of common stock was determined based on the price at which the Company was selling its shares of common stock to third party investors.

Issuance of Common Stock Payable

During the six months ended December 31, 2020, the Company issued 140,199 shares of common stock to a third party for services valued at $25,236, and none in 2019.

Shares issued for prepayment penalty

On September 29, 2020, the Company paid $81,675 towards one of its outstanding notes, which includes principal of $55,000, prepayment penalty of $21,175 and accrued interest of $5,500.  As an inducement to pay off the note early, the Company issued 153,410 shares of common stock valued at $0.20 per share, or $30,682 to the Investor (see note 2).

On October 29, 2020, the Company paid $81,553 toward the final tranche of the notes issued on October 1, 2019, which consists of principal of $55,000, interest of $5,410 and a prepayment penalty of $21,143.  The Company also issued 123,602 shares to the creditor valued at $14,832 in conjunction with the prior extension of this note.

Equity component of issuance of convertible notes

On July 14, 2020 and October 21, 2020, the Company sold convertible notes bearing 12% interest in the principal amounts of $340,000 and $348,000, respectively.  Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.144.  The embedded conversion features of these notes were valued at $85,000 and $135,333, respectively, and is amortized over the life of the notes.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended December 31, 2020 is as follows:

Quarter Ended December 31, 2020
Stock price	$0.20
Exercise price	$0.224–$0.373
Contractual term (in years)	0.51 – 0.89
Volatility (annual)	198%
Risk-free rate	0.10%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at December 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value at December 31, 2020
Derivative liability	$—	$—	$120,423	$120,423
Total	$—	$—	$120,423	$120,423

	Fair Value measured at June 30, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value at June 30, 2020
Derivative liability	$-	$-	$248,173	$248,173
Total	$-	$-	$248,173	$248,173

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the period ended December 31, 2020.

During the six months ended December 31, 2020 and 2019, the Company recorded a gain of $2,512 and a loss of $17,633, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended December 31, 2020:

Derivative Liability
Balance – June 30, 2020	$248,173
Changes due to redemptions	(125,238)
Change in fair value of derivative liability	(2,512)
Balance – December 31, 2020	$120,423

The balance of the derivative liability at December 31, 2020 and June 30, 2020 was $120,423 and $248,173, respectively.

Note 8 – Subsequent Events

On January 12, 2021, the Company issued a $360,000 convertible promissory note to a lender (the “Lender”).  According to the terms, the Lender will fund the note as follows: $180,000 on or before February 20, 2021 and $180,000 on March 30, 2021.  The outstanding principal balance of the note shall bear interest at the rate of twelve percent (12%) per annum.  The note matures and both tranches are due on September 12, 2022.

On January 28, 2021, the Company issued an aggregate of 309,524 shares of common stock to vendors for services.

On February 1, 2021, the Company amended its agreement with the CEO pursuant to which the vesting schedule of restricted stock increased to 84 months, from 48 months.  Additionally, the CEO was granted two performance options to purchase and aggregate of 6,000,000 shares of common stock with an exercise price of $0.10 per share.  The options vest when the Company earns $500,000 and $1,500,000 of gross revenue, respectively, and expire after five years.

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

Results of Operations for Three Months Ended December 31, 2020 and December 31, 2019

Revenue

For the three months ended December 31, 2020 and 2019, we generated $1,674 and $146, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended December 31, 2020 and 2019 we had operating expenses of $784,880 and $832,858, respectively.  This loss was due primarily to the stock compensation to the CEO and professional fees paid to consultants.

Other Expense

For the three months ended December 31, 2020 and 2019, we incurred $222,613 and $94,679 of other expense, respectively, which was due to interest expense and amortization of debt discount.

Net loss

We reported a net loss of $1,006,874 and $927,530 for the three months ended December 31, 2020 and 2019, respectively.

Results of Operations for Six Months Ended December 31, 2020 and December 31, 2019

Revenue

For the six months ended December 31, 2020 and 2019, we generated revenue of $2,306 and $146, respectively, through our subsidiary Rooster. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the six months ended December 31, 2020 and 2019 we had operating expenses of $1,656,641 and $2,107,024, respectively. This decrease in operating loss of $453,908 was due primarily to the impairment of investment in Smartrade of $500,055 which occurred during the six months ended December 31, 2019.

Other Expense

For the six months ended December 31, 2020 and 2019, we incurred $412,509 and $85,793 of other expense, respectively, which was due to interest expense of $373,807 and $68,160. The company had other loss in the amount of $38,702 and $17,633 for six months ended December 31, 2020 and 2019, respectively, due to change in fair value of derivative liability and a loss on extension of notes payable.

Professional Fees

Professional fees were $625,885 and $827,145 for the six months ended December 31, 2020 and 2019, respectively. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Net loss

We reported a net loss of $2,068,338 and $2,192,810 for the six months ended December 31, 2020 and 2019, respectively.

Working Capital

December 31, 2020
Current assets	$551,500
Current liabilities	687,918
Working capital / (deficit)	$(136,418)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $7,678,229 and $5,609,891 as of December 31, 2020 and June 30, 2020, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 6, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Net Cash Used in Operating Activities	$(424,693)	$(384,750)
Net Cash Used in Investing Activities	–	–
Net Cash Provided by Financing Activities	623,000	447,444
Net Increase in Cash	$198,307	$62,694

Our cash was $284,014 on December 31, 2020.  We recorded a net loss of $2,068,338 for the six months ended December 31, 2020.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the six months ended December 31, 2020 and 2019, the Company used $424,693 and $384,750 in cash to fund our operating activities, respectively. The cash used in operating activities in 2020 are the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense an increase in working capital accounts.  During the six months ended December 31, 2019, the cash used was primarily the result of stock compensation, impairment of Smartrade investment and changes in working capital accounts.

Financing Activities

Net cash provided by financing activities was $623,000 and $447,444 during the six months ended December 31, 2020 and 2019, respectively.  The increase of $175,556 is primarily from proceeds of $120,000 for the sale of common stock in 2020 and no payments to Smartrade, which was $59,898 in 2019.  The Company also raised $688,000 from the proceeds of notes payable and paid $185,000 on notes payable in the six months ended December 31, 2020, while raising $520,000 from notes payable and making payments of $9,506 on notes payable during the same period in 2019.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 19, 2020, the Company issued 3,000,000 shares of restricted common stock to a consultant for services valued at $0.24 per share.

On October 20, 2020, the Company issued 350,000 shares of common stock to a consultant for services valued at $0.24 per share.

On October 20, 2020, the Company issued 263,158 shares of common stock to a consultant for services valued at $0.24 per share.

On October 22, 2020, the Company sold 1,200,000 shares of common stock to an existing shareholder valued at $0.10 per share, or $120,000.

On October 29, 2020, the Company issued 123,602 shares to a creditor valued at $14,832 in conjunction with the extension notes payable.

On November 3, 2020 and December 29,2020, the Company issued 416,295 shares of common stock at $0.1328 per share and 188,253 shares, valued at $0.1328 per share, respectively, as part of an agreement to pay off a convertible promissory note.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 12, 2020	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director