Form 10-Q
period 2021-03-31
APPlife Digital Solutions Inc
filed 2021-05-14
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐ Yes  ☒ No

As of May 13, 2021, there were 134,689,404 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$433,945	$85,707
Prepaid expenses	137,278	388,426
Inventories	43,373	43,675
Other current assets	-	7,574
Total assets	614,596	525,382

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$186,323	$113,469
Common stock payable	54,999	80,000
Notes payable - current, net	148,701	522,283
Derivative liabilities	44,690	248,173
Due to officer	6,428	6,428
Total current liabilities	441,141	970,353

Notes payable - noncurrent, net	1,171,745	-
Deferred revenue	-	-
Total liabilities	1,612,886	970,353

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 134,488,320 and 127,037,531 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	134,488	127,037
Additional paid-in capital	7,309,193	5,037,883
Accumulated (deficit)	(8,441,971)	(5,609,891)
Total stockholders’ deficit	(998,290)	(444,971)
Total liabilities and stockholders’ deficit	$614,596	$525,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenue	$1,410	$1,312	$3,716	$1,458
Cost of goods sold	(3,973)	(83)	(5,467)	(222)
Gross profit (loss)	(2,563)	1,229	(1,751)	1,236

Operating expenses	757,671	512,952	2,414,312	2,105,283
Impairment of investment	-	-	-	500,055
Loss from equity method investment	-	-	-	14,638
Total operating expenses	757,671	512,952	2,414,312	2,619,976

Loss from operations	(760,234)	(511,723)	(2,416,063)	(2,618,740)

Other income (expense)
Interest expense	(79,241)	(45,215)	(453,048)	(113,375)
Loss on extension of notes payable	-	-	(41,214)	-
Change in fair value of derivative liability	75,733	(32,690)	78,245	(50,323)

Net loss before provision for income taxes	(763,742)	(589,628)	(2,832,080)	(2,782,438)

Provision for income taxes	-	-	-	-

Net loss	$(763,742)	$(589,628)	(2,832,080)	$(2,782,438)

Basic and diluted loss per share	$(0.02)	$(0.02)	(0.07)	$(0.09)

Average number of common shares outstanding - basic and diluted	41,437,015	33,699,619	39,780,656	31,924,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2019	123,537,531	$123,537	$3,226,849	$(3,854,446)	$(504,060)
Stock compensation	1,000,000	1,000	99,000	-	100,000
Common stock issued for services	-	-	351,564	-	351,564
Conversion of notes payable to equity	250,000	250	24,750	-	25,000
Eliminate derivative liability upon repayment of debt	-	-	-	-	-
Net loss	-	-	-	(589,628)	(589,628)
Balance, March 31, 2020	124,787,531	$124,787	$3,702,163	$(4,444,074)	$(617,124)

Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)	253,593
Common stock issued for cash	1,000,000	1,000	99,000	-	100,000
Stock compensation	-	-	1,054,691	-	1,054,691
Common stock issued for services	4,527,857	4,528	731,923	-	736,451
Conversion of notes payable to equity	200,000	200	6,794	-	6,994
Eliminate derivative liability upon repayment of debt	-	-	13,585	-	13,585
Net loss	-	-	-	(2,782,438)	(2,782,438)
Balance, March 31, 2020	124,787,531	$124,787	$3,702,163	$(4,444,074)	$(617,124)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2021	133,960,606	133,960	6,780,958	(7,678,229)	$(763,311)
Stock compensation	-	-	417,753	-	417,753
Common stock issued for services	527,714	528	70,482	-	71,010
Equity component of issuance of convertible notes	-	-	40,000	-	40,000
Net loss	-	-	-	(763,742)	(763,742)
Balance, March 31, 2021	134,488,320	$134,488	$7,309,193	$(8,441,971)	$(998,290)

Balance, June 30, 2020	127,037,531	127,037	5,037,883	(5,609,891)	(444,971)
Common stock issued for cash	1,200,000	1,200	118,800	-	120,000
Stock compensation	-	-	1,120,878	-	1,120,878
Common stock issued for services	5,229,030	5,230	460,148	-	465,378
Issuance of common stock payable	140,199	140	25,096	-	25,236
Shares issued for prepayment penalty	277,012	277	45,237	-	45,514
Payment of notes payable with issuance of common stock	604,548	604	74,366	-	74,970
Loss on extension of notes payable	-	-	41,214	-	41,214
Eliminate derivative liability upon repayment of debt	-	-	125,238	-	125,238
Equity component of issuance of convertible notes	-	-	260,333	-	260,333
Net loss	-	-	-	(2,832,080)	(2,832,080)
Balance, March 31, 2021	134,488,320	$134,488	$7,309,193	$(8,441,971)	$(998,290)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,832,080)	$(2,782,438)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	231,785	73,085
Issuance of common stock for services	465,378	737,451
Shares issued for prepayment penalty	45,514	-
Loss on extension of notes payable	41,214	-
Stock compensation expense	1,120,878	1,054,691
Impairment of investment	-	500,055
Loss from equity method investment	-	14,638
Change in fair value of derivative liability	(78,245)	50,323
Changes in operating assets and liabilities:
Accounts Receivable	7,574	(7,574)
Prepaid expenses and other current assets	251,148	(62,522)
Inventories	302	(37,455)
Common stock payable	235	(25,417)
Accounts payable and accrued expenses	111,535	(6,578)
Net cash (used) in operating activities	(634,762)	(491,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,048,000	520,000
Proceeds from issuance of common stock	120,000	-
Payment on notes payable	(185,000)	(9,506)
Payment on amounts due to Smartrade	-	(59,898)
Payment on amounts due to officer	-	(3,152)
Proceeds from issuance of common stock	-	99,000
Net cash provided from financing activities	983,000	546,444

Net increase in cash and cash equivalents	348,238	54,703
Cash and cash equivalents, beginning of period	85,707	65,654
Cash and cash equivalents, end of period	$433,945	$120,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,153	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable to equity	$-	$5,119
Eliminate derivative liability upon repayment of debt	$125,238	$13,585
Issuance of common stock payable	$25,236	$-
Equity component of issuance of convertible notes	$260,333	$-
Payment of notes payable with issuance of common stock	$74,970	$-

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

OFFICE HOP, incorporated on January 28, 2021, is a wholly owned subsidiary of the Company. OFFICE HOP is a global sharing model platform for short term rentals of office and meeting rooms. Users can find an office or conference space for half-day, full-day, or weekly rental. Hosts can list their spare office or meeting rooms.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2020, as filed with the SEC on September 25, 2020. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2021.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2021.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended March 31, 2021 and year ended June 30, 2020.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of March 31, 2021, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of March 31, 2021, the Company had inventories of approximately $43,373. The Company has no allowance for inventory reserves.

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

Note 2 – Notes Payable

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. In December 2019, $5,119 of principal was converted into Company common stock and payments were made of $11,381. In March 2020, the note was exchanged for a convertible promissory note that accrues interest at 10% per annum and matures on March 11, 2021.  The principal balance of the new note is $77,235 as of March 31, 2021.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the July 2019 Note was $250,000 on March 31, 2021 and matures July 3, 2021.

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

On April 7, 2020, the Company entered into a securities purchase agreement with an investor pursuant to which the Company sold a convertible note (“April 2020 Note”) bearing 8% interest in the principal amount of $111,290. On October 27, 2020, the Company entered into an agreement to pay off the April 2020 Note with $75,000, 416,295 shares of common stock at $0.1328 per share, or $55,484 and 188,253 shares, valued at $0.1328 per share, or $25,000.  During the nine months ended March 31, 2021, the Company paid off the note with $75,000 and issued the 604,548 shares to the investor.

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

On January 12, 2021, the Company sold convertible notes bearing 12% interest on the principal amount of $360,000, respectively. The principal amount was agreed to be paid in two tranches of $180,000 each, received on February19, 2021 and March 08, 2021. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.144. The embedded conversion features of this note were valued at $35,500 and $7,500 for each tranche received and are amortized over the life of the note.

Amount
Balance of notes payable, net of discount on June 30, 2020	$522,283
Issuances of debt, net of discount	787,667
Amortization of debt discount	231,786
Payments on notes payable	(185,000)
Payment of notes payable with issuance of common stock	(36,290)
Balance of notes payable, net of discount as of March 31, 2021	$1,320,446

Note 3 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer as of March 31, 2021 and June 30, 2020 was $6,428. There are no definitive repayment terms, and no interest is accruing on these advances.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of March 31, 2021, the Company’s cash balance exceeded the FDIC insurance limit by $183,945. The Company has not experienced any losses in such accounts.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims as of March 31, 2021.

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

Common Stock Payable

As of March 31, 2021, and June 30, 2020, the Company owes $54,999 and $80,000 worth of common stock to vendors for services rendered, respectively.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the quarter ended March 31, 2021, this situation could have an impact on our future business and results of operations in 2021 that may be material but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 6 – Stockholders’ Deficit

As of March 31, 2021, and June 30, 2020, there were 134,488,320 and 127,037,531 shares of common stock issued and outstanding, respectively.

On October 22, 2020, the Company entered into a securities purchase agreement with an investor where the Company issued 1,200,000 shares of common stock valued at $0.10 per share, or $120,000.

Common stock issued for services and stock options

During the nine months ended March 31, 2021 and 2020, the Company issued 5,229,030 and 4,527,857 shares of common stock to third parties for services valued at $465,378 and $736,450, respectively, with prices between $0.13 and $0.24 per share.

For the nine months ended March 31, 2021 and 2020, the Company recognized stock compensation expense on outstanding restricted stock awards of $1,161,208 and 1,054,688, respectively.  Between January 28, 2021 and March 16, 2021, the Company issued 527,714 shares of common stock valued at $0.14 per share, or $71,009 to consultants for services rendered.

During the third quarter of 2021, the Company granted 1,094,959 stock options, in the aggregate, to its board members.  The options vest pro-rata over the member’s term, have exercise prices between $0.14 and $0.17 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2020	-	$-	-
Granted	1,094,959	0.16	5
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2021	1,094,959	$0.16	5

The Company recognized $23,169 of expense in connection with the options and valued with Black Scholes using the following inputs:

Quarter Ended March 31, 2021
Stock price	$0.16 - 0.17
Exercise price	$0.16 - 0.17
Expected term (in years)	3
Volatility (annual)	206.4%
Risk-free rate	0.22%

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

On January 12, 2021, the Company sold convertible notes bearing 12% interest on the principal amount of $360,000, respectively (see Note 2). The embedded conversion features of this note was valued at $40,000 and is amortized over the life of the note.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2021 is as follows:

Quarter Ended March 31, 2021
Stock price	$0.17
Exercise price	$0.22 – 0.37
Contractual term (in years)	0.25 – 0.64
Volatility (annual)	206%
Risk-free rate	0.03% - 0.07%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at March 31, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
Derivative liability	$—	$—	$44,690	$44,690
Total	$—	$—	$44,690	$44,690

Fair Value measured at June 30, 2020
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Derivative liability	$-	$-	$248,173	$248,173
Total	$-	$-	$248,173	$248,173

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

There were no transfers between Level 1, 2 or 3 during the period ended March 31, 2021.

During the nine months ended March 31, 2021 and 2020, the Company recorded a gain of $78,245 and a loss of $50,323, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2021:

Derivative Liability
Balance – June 30, 2020	$248,173
Changes due to redemptions	(125,238)
Change in fair value of derivative liability	(78,245)
Balance – March 31, 2021	$44,690

The balance of the derivative liability at March 31, 2021 and June 30, 2020 was $44,690 and $248,173, respectively.

Note 8 – Subsequent Events

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

Overview

APPlife Digital Solutions, Inc. (the “Company”) was formed March 5, 2018, in Nevada and has offices in San Francisco, California and Shanghai, China.  Our office in San Francisco, California allows us to take advantage of the marketing opportunities available in the United States as well as keeping close proximity to sources of capital whether it is debt or equity.  Our offices in Shanghai, China allows us to take advantage of a high concentration of skilled tech coders and developers at lower capital costs than in more developed countries such as the United States or Europe.  The Company’s mission is using digital technology to create and invest in eCommerce and Cloud based businesses that make life, business and living easier, more efficient, and just smarter.

Plan of Operation

Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have incurred expenses and operating losses, as part of our activities in developing e-commerce platforms, B2BCHX, OFFICEHOP, ROOSTER ESSENTIALS and Global Hemp Service The capital we raise will go into marketing, acquisitions and revenue generation. This will take our vision forward and to the next level.

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, ROOSTER ESSENTIALS ecommerce and cloud based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including DRINX starting in the 1st quarter of 2022  We plan to engage multiple resources, add staff and create partnerships as needed and as capital becomes available to market and grow revenue for B2BCHX, OFFICE HOP, and ROOSTER ESSENTIALS .

The second, but equally important part of our business model is to target acquisitions and projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success and make the acquisitions to add to our revenue stream. We seek acquisition targets that have a model that fits our vision and area of interest, is currently generating revenue with room for growth and a strong management team that will stay on board and continue to operate the entity post acquisition.

Our current projects:

B2BCHX is our first fully developed app that is available in Google Play and a functioning ecommerce and mobile website.  B2BCHX allows business owners around the world to order three levels of background checks in English on Chinese companies to prevent fraudulent business transactions, to gather information in order to gain confidence when doing business with a Chinese entity or to pursue legal remedy against fraudulent Chinese Company. The reports are researched and written by a licensed law firm in Shanghai China in a partnership agreement with B2BCHX. These reports are not auto generated and are carefully researched to give our users the most accurate information.  The retail price for each report is $79, $399 and $1299. The partnership with the law firm is on a 20% revenue share, which leaves B2BCHX an 80% per report profit margin to cover development expenses, maintenance and profit.

ROOSTER ESSENTIALS ecommerce website, mobile website and app (iOS and Google Play), has been developed and launched BETA operations in the third quarter of fiscal year 2020 and is launching its full commercial operations in the 2nd quarter of 2021.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from purchases averaging $500 per user, per year and advertising and sponsorships. Men’s grooming products are the fastest growing segment of Health and Beauty. Currently a $26 Billion dollar market is forecasted to reach $100 billion by 2024.

OFFICE HOP is entering Beta testing in May of 2021 and will be ready for commercial operations as early as June 2021. OFFICE HOP fits perfectly into the needs of the post Covid working world, where short term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties and the 10-15% service fee to the Hosts upon a successful transaction by a user, for a total of 20%- 30% for each transaction.  The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

Global Hemp Services LLC is a low risk and low cost participation in the fast growing Hemp and CBD market space. We have licensed out our fully functional ecommerce platform in exchange for a 15% equity position and 2.5% revenue share, with exclusive rights to purchase an additional 36% of the equity (for a total of 51%) upon reaching revenue benchmarks. Global Hemp Service distributes Hemp and CBD products globally, including Hemp based building materials, textiles, plastics, paper, personal care items and various CBD products. They will distribute wholesale to shops and stores and retail directly to consumers.

Our DRINX project is in early stage of development and we believe the beta version will be ready by the 1st quarter of fiscal year 2022.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Results of Operations for Three Months Ended March 31, 2021 and March 31, 2020

Revenue

For the three months ended March 31, 2021 and 2020, we generated $1,410 and $1,312, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended March 31, 2021 and 2020 we had operating losses of $760,234 and $511,723, respectively.  This loss was due primarily to the stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended March 31, 2021 and 2020, we incurred $79,241 and $45,215 of other expenses, respectively, which was due to interest expense on notes payable. We recorded gain of $75,733 during the three months ended March 31,2021 and a loss of $32,690 for three months ended March 31, 2020 due to change in fair value of derivative liability.

Net loss

We reported a net loss of $763,742 and $589,628 for the three months ended March 31, 2021 and 2020, respectively.

Results of Operations for Nine Months Ended March 31, 2021 and March 31, 2020

Revenue

For the nine months ended March 31, 2021 and 2020, we generated revenue of $3,716 and $1,458, respectively, through our subsidiary Rooster. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the nine months ended March 31, 2021 and 2020 we had operating losses of $2,416,063 and $2,618,740, respectively. This decrease in operating loss of $186,521 was primarily due to the impairment expense recognized in the prior year offset, by an increase in spending on advertising and consulting fees in the nine months ended March 31, 2021.

Other Income (Expense)

For the nine months ended March 31, 2021 and 2020, we incurred $416,017 and $163,698 of other expense, respectively, which was due to interest expense of $453,048 and $113,375. The Company had other gain and loss in the amounts of $78,245 and $50,323 for nine months ended March 31, 2021 and 2020, respectively, due to change in fair value of derivative liability and a loss on extension of notes payable of $41,214 and $0 during the nine months ended March 31, 2021 and 2020.

Professional Fees

Professional fees were $701,417 and $743,461 for the nine months ended March 31, 2021 and 2020, respectively. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Net loss

We reported a net loss of $2,832,080 and $2,782,438 for the nine months ended March 31, 2021 and 2020, respectively.

Working Capital

March 31, 2021
Current assets	$614,596
Current liabilities	441,141
Working capital	$173,455

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $8,441,971 and $5,609,891 as of March 31, 2021 and June 30, 2020, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 6, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Net Cash Used in Operating Activities	$(634,762)	$(491,741)
Net Cash Used in Investing Activities	–	–
Net Cash Provided by Financing Activities	983,000	547,444
Net Increase in Cash	$348,238	$54,703

Our cash was $433,945 on March 31, 2021.  We recorded a net loss of $2,832,080 for the nine months ended March 31, 2021. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the nine months ended March 31, 2021 and 2020, the Company used $634,762 and $491,741 in cash to fund our operating activities, respectively. The cash used in operating activities in 2020 are the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense an increase in working capital accounts.  During the nine months ended March 31, 2020, the cash used was primarily the result of stock compensation and changes in working capital accounts.

Financing Activities

Net cash provided by financing activities was $983,000 and $546,444 during the nine months ended March 31, 2021 and 2020, respectively. The increase in financing activities is primarily from the proceeds of notes payable of $1,048,000 and $120,000 from the sale of common stock in 2021 less payments $185,000 on notes payable.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 28, 2021, the Company issued 309,524 shares of common stock valued at $0.14 per share, or $41,786 to investor relations and marketing consulting companies for services rendered.

On March 09, 2021, the Company issued additional 200,000 shares of common stock valued at $0.133 per share, or $26,740 to investor relation and marketing consulting companies for services rendered.

On March 16, 2021, the Company issued 18,190 shares of common stock valued at $0.136 per share, or $2,483, respectively to one of its directors as stock compensation for services rendered.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: May 14, 2021	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director