Form 10-K
period 2021-06-30
APPlife Digital Solutions Inc
filed 2021-09-27
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2021

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

As of September 23, 2021, a total of 135,524,617 shares of our common stock were outstanding.

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

ROOSTER ESSENTIALS ecommerce website, mobile website and app (iOS and Google Play) has been developed and launched BETA operations in the third quarter of fiscal year 2020 and is launching its full commercial operations in the 2nd quarter of 2022.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from purchases averaging $500 per user, per year and advertising and sponsorships. Men’s grooming products are the fastest growing segment of Health and Beauty. Currently a $26 Billion dollar market is forecasted to reach $100 billion by 2024.

OFFICE HOP is entering Beta testing in September of 2021 and will be ready for commercial operations as early as December 2021. OFFICE HOP fits perfectly into the needs of the post Covid working world, where short term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties and the 10-15% service fee to the Hosts upon a successful transaction by a user, for a total of 20%- 30% for each transaction.  The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

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

Our DRINX project is in early stage of development, and we believe the beta version will be ready by the 2nd quarter of fiscal year 2022.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

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

The strategic partnerships with each of our individual in house projects are invaluable. For our Drinx app which we plan to launch its Alpha version in the fall of 2022, Beta by winter 2023, and commercial launch in Spring 2023, we have collaborated with a well-known, long term New York City restaurateur and club owner, Lesly Bernard. His knowledge and market experience will allow New York City to be our base city in the Drinx service and expand from there.  Bernard will consult and advise on the development of the look and feel of the app and will participate in the launch of the app in each city.  He will lead project management and will be active in the marketing of the service.  In exchange for his time and efforts, Bernard has agreed in principal to take a minority equity position in the Drinx app.  We are negotiating to bring in additional brand ambassadors and influencers including Natalia Bruschi.

We have also engaged an IR/PR team to help create marketing campaigns and create editorial content for each of our businesses as we launch. and soon OfficeHop and have paused the marketing campaign for B2BCHX to allow global factory orders to re-establish themselves post pandemic. We are currently in a soft launch of Rooster using with a well-timed and placed marketing campaign and plan to re-ignite the B2BCHX model and launch OfficeHop this fall.

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

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of a virtual office.  This space is adequate for our present and our planned future operations. We currently pay $278 per month for use of this space.  We have no current plans to occupy other or additional office space.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 135,524,617 shares of our common stock were outstanding as of September 23, 2021.

Security Holders

As of September 23, 2021, there were approximately 50 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the year ended June 30, 2021, the Company issued 1,200,000 shares of common stock pursuant to subscription agreements between $0.10 and $0.20 per share, or $120,000. These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

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

ROOSTER ESSENTIALS ecommerce website, mobile website and app (iOS and Google Play), has been developed and launched BETA operations in the third quarter of fiscal year 2020 and is launching its full commercial operations in the 2nd quarter of 2022.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from purchases averaging $500 per user, per year and advertising and sponsorships. Men’s grooming products are the fastest growing segment of Health and Beauty. Currently a $26 Billion dollar market is forecasted to reach $100 billion by 2024.

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

Results of Operations

Revenue

For the years ended June 30, 2021 and 2020, we generated $4,951 and $2,969, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the years ended June 30, 2021 and 2020, we operating loss of $3,718,086 and $3,772,814, respectively.  This loss was due primarily to the stock compensation to the CEO of $1,406,250, other stock compensation of $653,994, and professional and legal fees paid to consultants of $862,363.

Other Expense

For the years ended June 30, 2021 and 2020, we incurred $508,754 and $175,441 of other expense, respectively, was due to loss from equity method investment and interest expense.

Net loss

We reported a net loss of $4,226,840 and $3,948,255 for the years ended June 30, 2021 and 2020, respectively.

Working Capital Deficit

	June 30, 2021	June 30, 2020
Current assets	$333,061	$525,382
Current liabilities	896,562	970,353
Working capital (deficit)	$(563,501)	$(444,971)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $9,836,731 and $5,609,891 as of June 30, 2021 and June 30, 2020, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Year Ended June 30, 2021	Year Ended June 30, 2020
Net Cash Used in Operating Activities	$(818,634)	$(627,391)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	983,000	647,444
Net Increase/(decrease) in Cash	$(164,366)	$20,053

Our cash balance was $250,073 at June 30, 2021.  We recorded a net loss of $4,226,840 for the year ended June 30, 2021.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Financing Activities

During the year ended June 30, 2021, the Company raised $1,048,000 from the issuance of debt, $120,000 from the sale of common stock and repaid $185,000 of debt.

Professional Fees

Professional fees were $749,461 and $896,610 for the twelve months ended June 30, 2021 and 2020, respectively.  The Company generally expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements.

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

ITEM 8. Financial Statements

APPlife Digital Solutions, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applife Digital Solutions, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

September 24, 2021

Applife Digital Solutions, Inc.
Consolidated Balance Sheets

	June 30, 2021	June 30, 2020
ASSETS
Current assets
Cash	$250,073	$85,707
Prepaid expenses	34,113	388,426
Inventories	48,875	43,675
Other current assets	-	7,574
Total assets	333,061	525,382

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$266,323	$113,469
Common stock payable	-	80,000
Notes payable - current, net	595,235	522,283
Derivative liabilities	28,576	248,173
Due to officer	6,428	6,428
Total current liabilities	896,562	970,353

Notes payable - noncurrent, net	786,925	-
Deferred revenue	-	-
Total liabilities	1,683,487	970,353

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 135,524,617 and 127,037,531 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	135,526	127,037
Additional paid-in capital	8,350,779	5,037,883
Accumulated (deficit)	(9,836,731)	(5,609,891)
Total stockholders’ deficit	(1,350,426)	(444,971)
Total liabilities and stockholders’ deficit	$333,061	$525,382

The accompanying notes are an integral part of these audited consolidated financial statements

Applife Digital Solutions, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2021	2020

Revenue	$4,951	$2,969
Cost of goods sold	(3,682)	(1,826)
Gross profit	1,269	1,143

Operating expenses	3,719,355	3,259,264
Impairment of investment	-	500,055
Loss from equity method investment	-	14,638
Total operating expenses	3,719,355	3,773,957

Loss from operations	(3,718,086)	(3,772,814)

Other income (expense)
Interest expense	(561,899)	(185,512)
Loss on extension of notes payable	(41,214)	(36,006)
Change in fair value of derivative liability	94,359	46,077

Net loss before provision for income taxes	(4,226,840)	(3,948,255)

Provision for income taxes	-	-

Net loss	(4,226,840)	(3,948,255)

Basic and diluted loss per share	$(0.10)	$(0.12)

Average number of common shares outstanding - basic and diluted	40,380,171	32,978,764

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit		Total
Balance, June 30, 2019	119,059,674	$119,059	$1,796,170	$(1,661,636)		$253,593
Common stock issued for cash	1,000,000	1,000	99,000	-		100,000
Stock compensation	-	-	2,007,285	-		2,007,285
Common stock issued for services	6,777,857	6,778	1,079,043	-		1,085,821
Conversion of notes payable to equity	200,000	200	42,800	-		43,000
Eliminate derivative liability upon repayment of debt	-	-	13,585	-		13,585
Net loss	-	-	-	(3,948,255)		(3,948,255)
Balance, June 30, 2020	127,037,531	$127,037	$5,037,883	$(5,609,891)		$(444,971)

Common stock issued for cash	1,200,000	1,200	118,800	-		120,000
Stock compensation	3,000,000	3,000	2,057,245	-		2,060,245
Common stock issued for services	3,265,327	3,268	565,368	-		568,636
Issuance of common stock payable	140,199	140	25,096	-		25,236
Shares issued for prepayment penalty	277,012	277	45,237	-		45,514
Payment of notes payable with issuance of common stock	604,548	604	115,580	-	-	116,184
Eliminate derivative liability upon repayment of debt	-	-	125,238	-		125,238
Equity component of issuance of convertible notes	-	-	260,333	-		260,333
Net loss	-	-	-	(4,226,840)		(4,226,840)
Balance, June 30, 2021	135,524,617	$135,526	$8,350,779	$(9,836,731)		$(1,350,426)

The accompanying notes are an integral part of these consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,226,840)	$(3,948,255)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	293,499	126,435
Issuance of common stock for services	568,636	1,085,821
Shares issued for prepayment penalty	45,514	-
Loss on extension of notes payable	41,214	-
Stock compensation expense	2,060,245	2,007,285
Impairment of investment	-	500,055
Loss from equity method investment	-	14,638
Common stock payable	-	(416)
Loss on conversion of debt	-	36,006
Change in fair value of derivative liability	(94,359)	(46,077)
Changes in operating assets and liabilities:
Accounts Receivable	7,574	(7,574)
Prepaid expenses and other current assets	354,313	(388,426)
Inventories	(5,200)	(43,675)
Common stock payable	(54,764)	-
Accounts payable and accrued expenses	191,534	36,792
Net cash (used) in operating activities	(818,634)	(627,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,048,000	620,000
Proceeds from issuance of common stock	120,000	-
Payment on notes payable	(185,000)	(9,506)
Payment on amounts due to Smartrade	-	(59,898)
Payment on amounts due to officer	-	(3,152)
Proceeds from issuance of common stock	-	100,000
Net cash provided from financing activities	983,000	647,444

Net increase in cash and cash equivalents	164,366	20,053
Cash and cash equivalents, beginning of period	85,707	65,654
Cash and cash equivalents, end of period	$250,073	$85,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,153	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable to equity	$-	$5,119
Eliminate derivative liability upon repayment of debt	$125,238	$13,585
Derivative liability related to convertible debt	$-	$288,011
Issuance of common stock payable	$25,236	$-
Capitalize accrued interest after amendment to notes payable	$-	$9,735
Equity component of issuance of convertible notes	$260,333	$-
Payment of notes payable with issuance of common stock	$74,970	$-

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

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2021.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, BCF (Beneficial Conversion Feature) liabilities feature of convertible debt, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the years ended June 30, 2021 and 2020.

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

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2021, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of June 30, 2021, the Company had inventories of $48,875. The Company has no allowance for inventory reserves.

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

Note 2 – Notes Payable

In March 2018, the Company issued notes that carry an 8% annual interest rate and mature through December 31, 2019. In December 2019, $5,119 of principal was converted into Company common stock and payments were made of $11,381. In March 2020, the note was exchanged for a convertible promissory note that accrues interest at 10% per annum and matured on March 11, 2021.  The principal balance of the new note is $77,235 as of June 30, 2021. On August 21, 2021, The Company settled this note after the holder agreed to accept $40,000 payment to satisfy the total amount due. Hence, no additional interest was charged on the note.

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the July 2019 Note was $250,000 on June 30, 2021 and matures July 03, 2021. On August 28, 2021, the investor agreed to extend the note till July 03, 2022.

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

On April 7, 2020, the Company entered into a securities purchase agreement with an investor pursuant to which the Company sold a convertible note (“April 2020 Note”) bearing 8% interest in the principal amount of $111,290. On October 27, 2020, the Company entered into an agreement to pay off the April 2020 Note with $75,000, 416,295 shares of common stock at $0.1328 per share, or $55,484 and 188,253 shares, valued at $0.1328 per share, or $25,000.  During the year ended June 30, 2021, the Company paid off the note with $75,000 and issued the 604,548 shares to the investor.

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

Amount
Balance of notes payable, net of discount on June 30, 2020	$522,283
Issuances of debt, net of discount	787,667
Amortization of debt discount	293,499
Payments on notes payable	(185,000)
Payment of notes payable with issuance of common stock	(36,289)
Balance of notes payable, net of discount as of June 30, 2021	$1,382,160

Payments of notes payable as of June 30,2021 are as follows:

2021	$77,235
2022	768,000
Thereafter	700,000
Less Derivative Liability as of June 30, 2021	(11,953)
Less Discounts on Convertible Notes as of June 30, 2021	(151,122)
Total	$1,382,160

Note 3 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2021 and 2020 was $6,428. There are no definitive repayment terms and no interest is accruing on these advances.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions.  At June 30, 2021, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at June 30, 2021.

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

Common Stock Payable

As of June 30, 2021, the Company does not owe third parties commons stock for services rendered. On June 30, 2020, the company owed $80,000 worth of common stock for the services rendered.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the year ended June 30, 2021, this situation could have an impact on our future business and results of operations in 2021 that may be material but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 6 – Stockholders’ Equity (Deficit)

As of June 30, 2021, and June 30, 2020, there were  shares authorized; 135,524,617 and 127,037,531 shares of common stock issued and outstanding, respectively.

During the years ended June 30, 2021 and 2020, the Company issued 1,200,000 and 1,000,000 shares of common stock pursuant to subscriptions agreements for $120,000 and $100,000, respectively, at prices between $0.049 and $0.10 per share.

Common stock issued for services

During the years ended June 30, 2021 and 2020, the Company issued 3,265,327 and 6,777,857 shares of common stock to third parties for services valued at $568,636 and $1,085,821, respectively, with prices between $0.0612 and $0.40 per share.

Issuance of common stock payable

During the year ended June 30, 2021, the Company issued 140,199 shares of common stock owed to third parties for services rendered during the year, valued at $25,236. The Company does not owe any shares as of the year end June 30, 2021.

Restricted stock and Stock options

During the year ended June 30, 2021, and 2020, the Company recognized stock compensation expense on outstanding restricted stock awards of $2,060,245 and $2,007,285, respectively.

During the years ended June 30, 2021, the Company granted 4,094,959 and no stock options, in the aggregate, to its board members.  The options vest pro-rata over the member’s term, have exercise prices between $0.14 and $0.17 and expire in five years from the date of grant.

On June 15, 2021, the Company granted 3,000,000 stock options, in the aggregate, to its attorney as compensation.  The options vest pro-rata over the member’s term, have exercise prices between $0.14 and $0.17 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding – June 30, 2020	-	$-	-	-
Granted	4,094,959	0.15	5	824
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding – June 30, 2021	4,094,959	$0.15	5	824

The Company recognized $472,470 of expense in connection with the options and valued with Black Scholes using the following inputs:

Year Ended June 30, 2021
Stock price	$0.11 - 0.20
Exercise price	$0.22 - 0.37
Expected term (in years)	3 – 5
Volatility (annual)	187% – 271.1%
Risk-free rate	0.05% – 0.12%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2021 is as follows:

Year Ended June 30, 2021
Stock price	$0.17
Exercise price	$0.22 – 0.37
Contractual term (in years)	0.25 – 0.64
Volatility (annual)	206 – 271%
Risk-free rate	0.03 – 0.07

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at June 30, 2021
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Derivative liability	$-	$-	$28,576	$28,576
Total	$-	$-	$28,576	$28,576

	Fair value measured at June 30, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Derivative liability	$-	$-	$248,173	$248,173
Total	$-	$-	$248,173	$248,173

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

There were no transfers between Level 1, 2 or 3 during the years ended June 30, 2021 and 2020.

In the year ending June 30, 2020, the Company recorded a decrease in fair value of derivative liability of $46,077.

In the year ending June 30, 2021, the Company recorded a decrease in fair value of derivative liability of $94,359.

The following table presents the activity for derivative liabilities measured at estimated fair value:

Derivative Liability
Balance as of June 30, 2020	$248,173
Additions during the period	-
Change in fair value	(94,357)
Change due to conversion / exercise / redemptions	(125,240)
Balance as of June 30, 2021	$28,576

The balance of the derivative liability at June 30, 2021 and 2020 and 2019 was $28,576 and $248,173, respectively.

Note 8 – Prepaid Expenses

Prepaid expenses consist of the following:	June 30,
	2021	2020
Prepaid Expenses	$18,641	$5,061
Prepaid Insurance	9,649	6,911
Prepaid Stock	5,823	376,454
	$34,113	$388,426

Note 9 – Income Taxes

The Company files corporate income tax returns in the United States (federal) and in Delaware.  Since the Company incurred net operating losses in every tax year since inception, the 2019, 2020 and 2021 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

As of June 30, 2021, the Company had federal net operating loss carry forwards of $4,196,000 and state net operating loss carryforwards of $2,803,000. Federal net operating losses generated since inception amounting to $4,196,000, no longer have an expiration for the years the Company has been operating. State net operating loss carryforwards will begin to expire in 2039 through 2041. The Company also had net operating losses of $18,000 in China which will expire in 2031. Net operating loss carry forwards may be limited in available usage under Internal Revenue Code 382 as a result of the issuance of additional stock. The Company is current reviewing the limitation.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2021	2020

Deferred Tax Assets
Net Operating Loss Carryforward	$1,078,203	$354,977
Stock Based Compensation	592,103	317,400
Unrealized loss on Debt conversion	10,036	-
Valuation Allowance	(1,680,342)	(672,377)
Net Deferred Tax Assets	$-	$-

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended June 30,
	2021	2020
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	3.99%	1.33%
Non-deductible Stock Compensation	(1.61)%	(14.45)%
Other	0.47%	(2.49)%
Valuation Allowance	(23.85)%	(5.39)%
Provision for income taxes	-%	-%

Note 10 – Subsequent Events

On July 6, 2021, the Company entered into multiple subscription agreements with investors and issued 5,200,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $520,000.

On August 27, 2021. The Company negotiated $77,235 note payable with the investor. The investor agreed to reduce the amount to $40,000 as a final settlement. The Company doesn’t owe this note to the investor subsequent to June 30, 2021.

One of the investors note payable due on July 03, 2021, is extended till July 03, 2022. The extension was granted to the Company on August 28, 2021.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There an no reportable events under this Item for the year ended June 30, 2021.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  Unregistered Sale of Equity Securities and use of proceeds.

On July 6, 2021, the Company went into an agreement with a Capital Management Company. The Company granted 500,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $50,000.

On July 6, 2021, the Company went into an agreement with an investor and granted 250,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $25,000.

On July 6, 2021, the Company went into an agreement with an investor and granted 750,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $75,000.

On July 6, 2021, the Company went into an agreement with an investor and granted 1,000,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $100,000.

On July 6, 2021, the Company went into an agreement with a Holdings Company and granted 500,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $50,000.

On July 6, 2021, the Company went into an agreement with an Investor and granted 500,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $50,000.

On July 6, 2021, the Company went into an agreement with a Capital Management Company and granted 600,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $60,000.

On July 6, 2021, the Company went into an agreement with an Investor and granted 300,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $30,000.

On July 6, 2021, the Company went into an agreement with a Capital Management Company and granted 300,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $30,000.

On July 6, 2021, the Company went into an agreement with an investor and granted 750,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $75,000.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of September 23, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 135,524,617 shares of our common stock issued and outstanding as of September 23, 2021. Unless otherwise indicated, the address of each officer and director listed below is c/o APPlife Digital Solutions, Inc., 50 California St, #1500, San Francisco, CA 94111.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Matt Reid, Sole Officer and Director	Common	102,239,109 Shares	79.83%
Don Savant, Director	Common	381,579	0.30%
Tracy Gray, Director	Common	381,579	0.30%
Sid Ganis, Director	Common	375,000	0.29%
All Officers and Directors	Common	103,377,267 Shares	80.72%
Stephen Solarsh	Common	11,900,327 Shares	9.29%

RELATED PARTY TRANSACTIONS

Due to Officer

During 2018, the Company received advances from its officer to pay for operating expenses. The balance due to the officer at June 30, 2021 and June 30, 2020 was $6,428 and $6,428. There are no definitive repayment terms and no interest is accruing on these advances.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm on April 15, 2019. The audit fees to RBSM for the year ended June 30, 3021 were approximately $23,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

RBSM did not charge us any tax fees for the year ended June 30, 2021 and 2020, respectively.

All Other Fees

RBSM billed $5,000 during the year ended June 30, 2021 for their procedures related to issuance of consent and S-1 filing.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: September 27, 2021	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	September 27, 2021
Matt Reid