Form 10-Q
period 2021-09-30
APPlife Digital Solutions Inc
filed 2021-11-09
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐ Yes  ☒ No

As of November 09, 2021, there were 141,037,117 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2021
	September 30, 2020	(Audited)
ASSETS
Current assets
Cash	$505,282	$250,073
Prepaid expenses	32,397	34,113
Inventories	51,280	48,875
Total assets	588,959	333,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$254,244	$266,323
Common stock payable	240,999	-
Notes payable - current, net	401,040	595,235
Derivative liabilities	10,189	28,576
Due to officer	6,428	6,428
Total current liabilities	912,900	896,562

Notes payable - noncurrent, net	948,662	786,925
Total liabilities	1,861,562	1,683,487

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 141,037,117 and 135,524,617 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	141,039	135,526
Additional paid-in capital	9,342,687	8,350,779
Accumulated (deficit)	(10,756,329)	(9,836,731)
Total stockholders’ deficit	(1,272,603)	(1,350,426)
Total liabilities and stockholders’ deficit	$588,959	$333,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2021	2020

Revenue	$840	$632
Cost of goods sold	(603)	(439)
Gross profit	237	193

Operating expenses	897,854	871,761
Total operating expenses	897,854	871,761

Loss from operations	(897,617)	(871,568)

Other income (expense)
Interest expense	(88,987)	(172,880)
Loss on extension of notes payable	-	(10,682)
Gain on settlement of debt	48,619	-
Change in fair value of derivative liability	18,387	(6,334)

Net loss before provision for income taxes	(919,598)	(1,061,464)

Provision for income taxes	-	-

Net loss	(919,598)	(1,061,464)

Basic and diluted loss per share	(0.02)	$(0.03)

Average number of common shares outstanding - basic and diluted	47,740,057	7,827,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

2

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, June 30, 2020	127,037,531	127,037	5,037,883	(5,609,891)	$(444,971)
Common stock issued to employees			351,562	-	351,562
Common stock issued for services	1,088,158	1,089	198,779	-	199,868
Issuance of common stock payable	140,199	140	25,096	-	25,236
Shares issued for prepayment penalty	153,410	153	19,847	-	20,000
Loss on extension of notes payable	-	-	10,682	-	10,682
Equity component of issuance of convertible notes	-	-	85,000	-	85,000
Net loss	-	-	-	(1,061,464)	(1,061,464)
Balance, September 30, 2020	128,419,298	$128,419	$5,728,849	$(6,671,355)	$(814,087)

Balance, June 30, 2021	135,524,617	135,526	8,350,779	(9,836,731)	(1,350,426)
Common stock issued for cash	5,200,000	5,200	514,800	-	520,000
Stock compensation	-	-	452,421	-	452,420
Common stock issued for services	312,500	313	24,687	-	25,000
Net loss	-	-	-	(919,598)	(919,598)
Balance, September 30, 2021	141,037,117	$141,039	9,342,687	$(10,756,329)	$(1,272,603)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(919,598)	$(1,061,464)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	44,777	62,176
Issuance of common stock for services	25,000	199,868
Issuance of common stock to employee	-	351,562
Shares issued for prepayment penalty	-	20,000
Loss on extension of notes payable	-	10,682
Stock compensation expense	452,420	-
Common stock payable	-	109,568
Change in fair value of derivative liability	(18,387)	6,334
Gain on settlement of debt	(48,619)	-
Accrued Expense - Settled Debt	11,384	-
Changes in operating assets and liabilities:
Accounts Receivable	-	7,574
Prepaid expenses and other current assets	1,716	57,216
Inventories	(2,405)	(1,056)
Common stock payable	241,000	-
Accounts payable and accrued expenses	(12,079)	42,576
Net cash (used) in operating activities	(224,791)	(194,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	340,000
Proceeds from issuance of common stock	520,000	-
Payment on notes payable	(40,000)	(55,000)
Net cash provided from financing activities	480,000	285,000

Net increase in cash and cash equivalents	255,209	90,036
Cash and cash equivalents, beginning of period	250,073	85,707
Cash and cash equivalents, end of period	$505,282	$175,743

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$26,675
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable to equity	$-	$-
Eliminate derivative liability upon repayment of debt	$-	$-
Derivative liability related to convertible debt	$-	$-
Issuance of common stock payable	$-	$-
Capitalize accrued interest after amendment to notes payable	$-	$-
Equity component of issuance of convertible notes	$-	$-
Payment of notes payable with issuance of common stock	$-	$-

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

Rooster Essentials APP SPV, LLC (the “Rooster”), incorporated on April 9, 2019, is a wholly owned subsidiary of the Company. Rooster is a fully customizable men’s ecommerce platform that delivers daily use grooming needs and essential items.

B2BCHX SPV LLC (the “B2BCHX”), incorporated on June 5, 2019, is a wholly owned subsidiary of the Company. B2BCHX does an independent background check on mainland Chinese companies for small businesses globally.

Office Hop, incorporated on January 28, 2021, is a wholly owned subsidiary of the Company. Office Hop is a global sharing model platform for short term rentals of office and meeting rooms. Users can find an office or conference space for hourly, half-day, full-day, or weekly rental. Hosts can list their spare office or meeting rooms.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2021, as filed with the SEC on September 25, 2020. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2022.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2021.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended September 30, 2021 and year ended June 30, 2021.

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

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of September 30, 2021, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of September 30, 2021, the Company had inventories of approximately $51,280. The Company has no allowance for inventory reserves.

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

Amount
Balance of notes payable, net of discount on June 30, 2021	$1,382,160
Amortization of debt discount	44,777
Payments on notes payable	(40,000)
Gain on Settlement of Note Payable less Accrued Interest	(37,235)
Balance of notes payable, net of discount as of September 30, 2021	$1,349,702

Note 3 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer as of September 30, 2021 and June 30, 2021 was $6,428. There are no definitive repayment terms, and no interest is accruing on these advances.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of September 30, 2021, the Company’s cash balance exceeded the FDIC insurance limit by $255,282. The Company has not experienced any losses in such accounts.

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

Common Stock Payable

As of September 30, 2021, and June 30, 2021, the Company owes $240,999 and $0 worth of common stock to vendors for services rendered, respectively.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the quarter ended September 30, 2021, this situation could have an impact on our future business and results of operations in 2021 that may be material but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 6 – Stockholders’ Deficit

As of September 30, 2021, and June 30, 2021, there were 141,037,117 and 135,524,617 shares of common stock issued and outstanding, respectively.

Common stock issued for services and stock options

During the three months ended September 30, 2021, the Company issued 5,200,000 shares of common stock for cash valued at $520,000 with price at $0.10 per share. The Company issued 312,500 shares of common stock to third parties for services valued at $25,000 respectively, with price at $0.08 per share.

For the three months ended September 30, 2021 and 2020, the Company recognized stock compensation expense on outstanding restricted stock awards of $452,420 and $351,562, respectively.

During September 30, 2021, the Company granted 1,000,000 stock options, in the aggregate, to marketing consulting company.  The options vest pro-rata over contract’s term, have exercise price of $0.10 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2021	4,094,959	$-	-
Granted	1,000,000	0.14	1.61
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2021	5,094,959	$0.18	5

The Company recognized $41,679 of expense in connection with the options and valued with Black Scholes using the following inputs:

Quarter Ended September 30, 2021
Stock price	$0.10 - 0.17
Exercise price	$0.10 - 0.17
Expected term (in years)	3-5 Years
Volatility (annual)	218%
Risk-free rate	0.75%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2021 is as follows:

Quarter Ended September 30, 2021
Stock price	$0.17
Exercise price	$0.22 – 0.37
Contractual term (in years)	3 – 5 Years
Volatility (annual)	218%
Risk-free rate	0.03% - 0.07%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at September 30, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2021
Derivative liability	$-	$-	$10,189	$10,189
Total	$—	$—	$10,189	$10,189

	Fair Value measured at June 30, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Derivative liability	$-	$-	$28,576	$28,576
Total	$-	$-	$28,576	$28,576

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

There were no transfers between Level 1, 2 or 3 during the period ended September 30, 2021.

During the three months ended September 30, 2021 and 2020, the Company recorded loss of $18,387 and loss of $6,334, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended September 30, 2021:

Derivative Liability
Balance – June 30, 2021	$28,576
Changes due to redemptions	–
Change in fair value of derivative liability	(18,387)
Balance – September 31, 2021	$10,189

The balance of the derivative liability at September 30, 2021 and June 30, 2021 was $10,189 and $28,576, respectively.

Note 8 – Subsequent Events

The Company has issued 5,478,495 shares of common stock, priced at $0.037, for an aggregate purchase price of $203,000. These shares are issued to its consultants and marketing companies. The above referenced shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

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

Plan of Operation

Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have incurred expenses and operating losses, as part of our activities in developing e-commerce platforms, B2BCHX, OFFICEHOP, ROOSTER ESSENTIALS and an initial investment in Global Hemp Service The capital we raise will go into marketing, acquisitions and revenue generation. This will take our vision forward and to the next level.

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, ROOSTER ESSENTIALS ecommerce and cloud based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including DRINX starting in 2022  We plan to engage multiple resources, add staff and create partnerships as needed and as capital becomes available to market and grow revenue for B2BCHX, OFFICE HOP, and ROOSTER ESSENTIALS .

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

Our current projects:

B2BCHX is our first fully developed app that is available in Google Play and a functioning ecommerce and mobile website.  B2BCHX allows business owners around the world to order three levels of background checks in English on Chinese companies to prevent fraudulent business transactions, to gather information in order to gain confidence when doing business with a Chinese entity or to pursue legal remedy against fraudulent Chinese Company. The reports are researched and written by a licensed law firm in Shanghai China in a partnership agreement with B2BCHX. These reports are not auto generated and are carefully researched to give our users the most accurate information.  The retail price for each report is $79, $399 and $1,299. The partnership with the law firm is on a 20% revenue share, which leaves B2BCHX an 80% per report profit margin to cover development expenses, maintenance and profit.

ROOSTER ESSENTIALS ecommerce website, mobile website, has been developed and launched BETA operations in the third quarter of fiscal year 2020 and is launching its full commercial operations in the 2nd quarter of 2021.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from purchases averaging $500 per user, per year and advertising and sponsorships. Men’s grooming products are the fastest growing segment of Health and Beauty. Currently a $26 Billion dollar market is forecasted to reach $100 billion by 2024.

OFFICE HOP is entering Beta testing in Q4 of 2021 and will be ready for commercial operations as early as January 2022. OFFICE HOP fits perfectly into the needs of the post Covid working world, where short term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties..  The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

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

Our DRINX project is in early stage of development and we believe the beta version will be ready in the fiscal year 2022.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Results of Operations for Three Months Ended September 30, 2021 and September 30, 2020

Revenue

For the three months ended September 30, 2021 and 2020, we generated revenue of $237 and $193, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended September 30, 2021 and 2020 we had operating losses of $897,617 and $871,568, respectively.  This loss was due primarily to the stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended September 30, 2021 and 2020, we incurred $21,981 and $189,896 of other expenses, respectively, which was primarily due to interest expense on notes payable. We recorded gain of $48,619 due to settlement of debt and a gain of $18,387 due to change in fair value of derivative liability for the three months ended

September 30, 2021. Similarly, for the three months ended September 30, 2020, we had $10,682 of loss due to extension of debt and a loss of $6,334 due to change in fair value of derivative liability.

Net loss

We reported a net loss of $919,598 and $1,061,464 for the three months ended September 30, 2021 and 2020, respectively.

Working Capital

September 30, 2021
Current assets	$588,959
Current liabilities	912,900
Working capital	$(323,941)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $10,756,329 and $9,836,731 as of September 30, 2021 and June 30, 2020, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 6, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net Cash Used in Operating Activities	$(224,791)	$(194,964)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	480,000	285,000
Net Increase in Cash	$255,209	$90,036

Our cash was $505,282 on September 30, 2021.  We recorded a net loss of $919,598 for the three months ended September 30, 2021. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the three months ended September 30, 2021 and 2020, the Company used $224,791 and $194,964 in cash to fund our operating activities, respectively. The cash used in operating activities in 2021 is the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense and an increase in working capital accounts. The Company also recorded gain on settlement of debt and related accrued expense.

During the three months ended September 30, 2020, the cash used was primarily the result of stock compensation and changes in working capital accounts.

Financing Activities

Net cash provided by financing activities was $480,000 and $285,000 during the three months ended September 30, 2021 and 2020, respectively. The increase in financing activities is primarily from the proceeds of issuance of common stock of $520,000 offset by decrease in payment on notes payable of $40,000.

During September 30, 2020, the Company received $340,000 from the proceeds received from issuance of notes payable offset by payment on notes payable of $55,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 19, 2021, the Company granted its consultant 4,000,000 shares of common stock, priced at $0.037 per share, for an aggregate purchase price of $148,000.

On October 19, 2021, the Company granted its marketing company 403,226 shares of common stock, priced at $0.037 per share, for an aggregate purchase price of $15,000.

On October 19, 2021, the Company granted its marketing company 403,226 shares of common stock, priced at $0.037 per share, for an aggregate purchase price of $15,000

On October 19, 2021, as per the agreement, the Company granted its consultant 672,043 shares of common stock, priced at $0.037 per share, for an aggregate purchase price of $25,000.

The above referenced shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: November 09, 2021	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director