Form 10-Q
period 2021-12-31
APPlife Digital Solutions Inc
filed 2022-02-08
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

1 (415) 439 5260

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

☐ Yes  ☒ No

As of February, 7, 2021, there were 148,543,635 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021 (Audited)
ASSETS
Current assets
Cash	$265,407	$250,073
Prepaid expenses	4,641	34,113
Inventories	61,644	48,875
Total assets	331,692	333,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$288,648	$266,323
Common stock payable	68,499	-
Notes payable - current, net	1,390,608	595,235
Derivative liabilities	4,053	28,576
Due to officer	1,428	6,428
Total current liabilities	1,753,236	896,562

Notes payable - noncurrent, net	-	786,925
Total liabilities	1,753,236	1,683,487

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 146,645,612 and 135,524,617 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	146,647	135,526
Additional paid-in capital	9,904,132	8,350,779
Accumulated (deficit)	(11,472,323)	(9,836,731)
Total stockholders’ deficit	(1,421,544)	(1,350,426)
Total liabilities and stockholders’ deficit	$331,692	$333,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue	$1,031	$1,674	1,871	$2,306
Cost of goods sold	(827)	(1,055)	(1,430)	(1,494)
Gross profit	204	619	441	812

Operating expenses	625,743	784,880	1,523,597	1,656,641
Total operating expenses	625,743	784,880	1,523,597	1,656,641

Loss from operations	(625,539)	(784,261)	(1,523,156)	(1,655,829)

Other income (expense)
Interest expense	(85,308)	(200,927)	(174,295)	(373,807)
Loss on extension of notes payable	-	(30,532)	-	(41,214)
Gain on settlement of debt	-	-	48,619	-
Change in fair value of Common Stock	(11,283)	-	(11,283)	-
Change in fair value of derivative liability	6,136	8,846	24,523	2,512

Net loss before provision for income taxes	(715,994)	(1,006,874)	(1,635,592)	(2,068,338)

Provision for income taxes	-	-	-	-

Net loss	(715,994)	(1,006,874)	(1,635,592)	(2,068,338)

Basic and diluted loss per share	(0.01)	$(0.03)	(0.03)	$(0.05)

Average number of common shares outstanding - basic and diluted	50,536,614	40,120,361	48,363,358	38,971,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2020	128,419,298	$128,419	$5,728,849	$(6,671,355)	$(814,087)
Common stock issued for cash	1,200,000	1,200	118,800	-	120,000
Stock compensation		-	351,563	-	351,563
Common stock issued for services	3,613,158	3,613	190,887	-	194,500
Shares issued for prepayment penalty	123,602	124	25,390	-	25,514
Payment of notes payable with issuance of common stock	604,548	604	74,366	-	74,970
Loss on extension of notes payable	-	-	30,532	-	30,532
Eliminate derivative liability upon repayment of debt	-	-	125,238	-	125,238
Equity component of issuance of convertible notes	-	-	135,333	-	135,333
Net loss	-	-	-	(1,006,874)	(1,006,874)
Balance, December 31, 2020	133,960,606	$133,960	$6,780,958	$(7,678,229)	$(763,311)

Balance, June 30, 2020	127,037,531	$127,037	$5,037,883	$(5,609,891)	$(444,971)
Common stock issued for cash	1,200,000	1,200	118,800	-	120,000
Stock compensation	-	-	703,125	-	703,125
Common stock issued for services	4,701,316	4,702	389,666	-	394,368
Issuance of common stock payable	140,199	140	25,096	-	25,236
Shares issued for prepayment penalty	277,012	277	45,237	-	45,514
Payment of notes payable with issuance of common stock	604,548	604	74,366	-	74,970
Loss on extension of notes payable	-	-	41,214	-	41,214
Eliminate derivative liability upon repayment of debt	-	-	125,238	-	125,238
Equity component of issuance of convertible notes	-	-	220,333	-	220,333
Net loss	-	-	-	(2,068,338)	(2,068,338)
Balance, December 31, 2020	133,960,606	$133,960	$6,780,958	$(7,678,229)	$(763,311)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2021	141,037,117	$141,039	$9,342,687	$(10,756,329)	$(1,272,603)
Stock compensation	4,000,000	4,000	483,770	-	487,770
Common stock issued for services	1,608,495	1,608	77,675	-	79,283
Net loss	-	-	-	(715,994)	(715,994)
Balance, December 31, 2021	146,645,612	$146,647	$9,904,132	$(11,472,323)	$(1,421,544)

Balance, June 30, 2021	135,524,617	$135,526	$8,350,779	$(9,836,731)	$(1,350,426)
Common stock issued for cash	5,200,000	5,200	514,800	-	520,000
Stock compensation	4,000,000	4,000	936,190	-	940,190
Common stock issued for services	1,920,995	1,921	102,362	-	104,283
Net loss	-	-	-	(1,635,592)	(1,635,592)
Balance, December 31, 2021	146,645,612	$146,647	$9,904,132	$(11,472,323)	$(1,421,544)

The accompanying notes are an integral part of these consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,635,592)	$(2,068,338)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	85,683	169,692
Issuance of common stock for services	104,284	394,368
Shares issued for prepayment penalty	-	45,514
Loss on extension of notes payable	-	41,214
Stock compensation expense	940,190	703,125
Change in fair value of derivative liability	(24,523)	(2,512)
Gain on settlement of debt	(48,619)	-
Changes in operating assets and liabilities:
Accounts Receivable	-	7,574
Prepaid expenses and other current assets	29,472	166,747
Inventories	(12,769)	(2,132)
Common stock payable	68,499	49,735
Accounts payable and accrued expenses	33,709	70,320
Net cash (used) in operating activities	(459,666)	(424,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	688,000
Proceeds from issuance of common stock	520,000	120,000
Payment on notes payable	(40,000)	(185,000)
Payment on amounts due to officer	(5,000)	-
Net cash provided from financing activities	475,000	623,000

Net increase in cash and cash equivalents	15,334	198,307
Cash and cash equivalents, beginning of period	250,073	85,707
Cash and cash equivalents, end of period	$265,407	$284,014

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$16,153
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Eliminate derivative liability upon repayment of debt	$-	$125,238
Issuance of common stock payable	$-	$25,236
Equity component of issuance of convertible notes	$-	$220,333
Payment of notes payable with issuance of common stock	$-	$74,970

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2021, as filed with the SEC on September 25, 2020. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2022.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2021.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, BCF (Beneficial Conversion Feature) liabilities feature of convertible debt, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates

Revenue Recognition

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended December 31, 2021 and year ended June 30, 2021.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of December 31, 2021, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of December 31, 2021, the Company had inventories of approximately $61,644. The Company has no allowance for inventory reserves.

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

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the July 2019 Note was $250,000 on June 30, 2021 and matured on July 03, 2021. On August 28, 2021, the investor agreed to extend the note till July 03, 2022.

On November 22, 2019, Company issued a $170,000 convertible promissory note (the “November 2019 Note”) to the Lender that accrues interest at 12% per annum. On November 22, 2021, the investor agreed to extend the note till November 21, 2022.  The July and November Notes contain embedded derivatives, see Note 7.

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

On January 12, 2021, the Company sold convertible notes bearing 12% interest on the principal amount of $360,000, respectively. The principal amount was agreed to be paid in two tranches of $180,000 each, received on February 19, 2021 and March 08, 2021. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.144. The embedded conversion features of this note were valued at $35,500 and $7,500 for each tranche received and are amortized over the life of the note.

Amount
Balance of notes payable, net of discount on June 30, 2021	$1,382,160
Amortization of debt discount	85,683
Payments on notes payable	(40,000)
Gain on settlement of note payable less accrued interest	(37,235)
Balance of notes payable, net of discount as of December 31, 2021	$1,390,608

Note 3 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. On December 29, 2021, the officer was paid back $5,000, leaving remaining balance due to the officer on December 31, 2021 of $1,428. The balance due to officer on June 30, 2021, was $6,428. There are no definitive repayment terms, and no interest is accruing on these advances.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of December 31, 2021, the Company’s cash balance exceeded the FDIC insurance limit by $11,972. The Company has not experienced any losses in such accounts.

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

Common Stock Payable

As of December, 31, 2021, and June 30, 2021, the Company owes $68,499 and $0 worth of common stock to vendors for services rendered, respectively.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the six months ended December 31, 2021, this situation could have an impact on our future business and results of operations in 2022 that may be material but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 6 – Stockholders’ Deficit

As of December 31, 2021, and June 30, 2021, there were 146,645,612 and 135,524,617 shares of common stock issued and outstanding, respectively.

On July 6, 2021, the Company entered into multiple subscription agreements with investors and issued 5,200,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $520,000.

Common stock issued for services and stock options

During the six months ended December 31, 2021, the Company issued 1,920,995 shares of common stock to third parties for services valued at $104,283 with price at $0.10 and 0.0495 per share, respectively.

For the six months ended December 31, 2021 and 2020, the Company recognized stock compensation expense on outstanding restricted stock awards of $940,190, and $750,467, respectively.

During six months ended December 31, 2021, the Company granted 1,000,000 stock options, in the aggregate, to marketing consulting company.  The options vest pro-rata over contract’s term, have exercise price of $0.10 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2021	4,094,959	$-	-
Granted	1,000,000	0.10	4.62
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – December 31, 2021	5,094,959	$0.14	4.42

The Company recognized $105,689 of expense in connection with the options and valued with Black Scholes using the following inputs:

Six Months Ended December 31, 2021
Stock price	$0.10 - 0.17
Exercise price	$0.10 - 0.17
Expected term (in years)	3-5 Years
Volatility (annual)	218%
Risk-free rate	0.75%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended December 31, 2021 is as follows:

Six Months Ended December 31, 2021
Stock price	$0.02
Exercise price	$0.10 – 0.17
Contractual term (in years)	3 – 5 Years
Volatility (annual)	218%
Risk-free rate	0.75%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

Fair value measured at December 31, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Derivative liability	$-	$-	$4,053	$4,053
Total	$-	$-	$4,053	$4,053

Fair Value measured at June 30, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Derivative liability	$-	$-	$28,576	$28,576
Total	$-	$-	$28,576	$28,576

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

There were no transfers between Level 1, 2 or 3 during the period ended December 31, 2021.

During the six months ended December 31, 2021 and 2020, the Company recorded loss of $24,523 and $2,512, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended December 31, 2021:

Derivative Liability
Balance – June 30, 2021	$28,576
Changes due to redemptions	–
Change in fair value of derivative liability	(24,523)
Balance – December 31, 2021	$4,053

The balance of the derivative liability at December 31, 2021 and June 30, 2021 was $4,053 and $28,576, respectively.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that on January 4, 2022, Company issued 1,898,023 shares of common stock at $0.0290 for an aggregate amount of $55,043 to two of its consulting companies in exchange of services.

On February 4, 2022, the Company issued a convertible promissory note to an investor in the amount of $350,000 with an interest rate of 12% per annum. The note consists of three tranches in the amount of: i) $100,000 to be issued on or before March 30, 2022; ii) $100,000 to be issued on or before May 5, 2022; and iii) $150,000 to be issued on or before June 30, 2022.  The notes mature 18 months after each respective issuance.  As of the date of this fling, no tranches have been issued.

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

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, ROOSTER ESSENTIALS ecommerce and cloud based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including LollipopNFT in the third quarter of 2022 and DRINX starting in 2023. We plan to engage multiple resources such as adding staff, create partnerships, and as capital becomes available, to market and grow revenue for B2BCHX, OFFICE HOP, and ROOSTER ESSENTIALS.

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

ROOSTER ESSENTIALS ecommerce website, mobile website, has been developed and launched BETA operations in the third quarter of fiscal year 2020 and launched its full commercial operations in the 2nd quarter of 2021.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from purchases averaging $500 per user, per year and advertising and sponsorships. Men’s grooming products are the fastest growing segment of Health and Beauty. Currently a $26 Billion dollar market is forecasted to reach $100 billion by 2024.

OFFICE HOP entered beta testing in the fourth quarter of 2021 and is now fully functional and began commercial operations in January 2022. OFFICE HOP fits perfectly into the needs of the post Covid working world, where short term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties. The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

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

Lollipop NFT will be an online marketplace, consignment store, creator platform, and wallet for non-fungible tokens and is being developed for use by individuals of all levels, from beginners to experts. We have completed the design and preliminary development phase of this project. We expect to launch the platform in our third quarter of 2022. Users do not need have a superior technology background or a high-level understanding of non-fungible tokens to enjoy and profit from creating and selling NFT’s.

Our DRINX project is in early stage of development, and we believe the beta version will be ready in the fiscal year 2023. The Drinx project anticipated launch date has been postponed to facilitate the development of the Lollipop NFT platform.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Results of Operations for Three Months Ended December 31, 2021 and December 31, 2020

Revenue

For the three months ended December 31, 2021 and 2020, we generated revenue of $1,031 and $1,674, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended December 31, 2021 and 2020 we had operating losses of $625,539 and $784,261, respectively.  This loss was due primarily to the stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended December 31, 2021 and 2020, we incurred $90,455 and $222,613 of other expenses, respectively. Other expenses during December 31,2021, were primarily due to interest expense on notes payable. We recorded change in fair value of derivative liability for the three months ended December 31, 2021 and 2020 of $6,136 and $8,846. Similarly, for the three months ended December 31, 2021,we incurred loss of $11,283 due to change in fair value of common stock and for the three months ended December 31, 2020, we had $30,532 of loss due to extension of debt.

Net loss

We reported a net loss of $715,994 and $1,006,874 for the three months ended December 31, 2021 and 2020, respectively.

Results of Operations for Six Months Ended December 31, 2021 and December 31, 2020

Revenue

For the six months ended December 30, 2021 and 2020, we generated revenue of $1,871 and $2,306, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the six months ended December 31, 2021 and 2020 we had operating losses of $1,523,156 and $1,655,829, respectively.  This loss was due primarily to the stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the six months ended December 31, 2021 and 2020, we incurred $112,436 and $412,509 of other expenses, respectively, which was primarily due to interest expense on notes payable and a gain of $48,619 due to settlement of debt. We recorded change in fair value of derivative liability for the six months ended December 31, 2021 and 2020 of $24,523 and $2,512. Similarly, for the six months ended December 31, 2021, loss of $11,283 was recorded due to change in fair value of common stock and for the six months ended December 31, 2020, we had recorded $41,214 of loss due to extension of debt.

Net loss

We reported a net loss of $1,635,592 and $2,068,338 for the six months ended December 31, 2021 and 2020, respectively.

Working Capital

December 31, 2021
Current assets	$331,692
Current liabilities	1,753,236
Working capital	$(1,421,544)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $11,472,323 and $9,836,731 as of December 31, 2021 and June 30, 2021, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 5, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Net Cash Used in Operating Activities	$(459,666)	$(424,693)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	475,000	623,000
Net Increase in Cash	$15,334	$198,307

Our cash balance was $265,407 on December 31, 2021.  We recorded a net loss of $1,635,592 for the six months ended December 31, 2021. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the six months ended December 30, 2021 and 2020, the Company used $459,666 and $424,693 in cash to fund our operating activities, respectively. The cash used in operating activities in 2021 is the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense and an increase in working capital accounts. The Company also recorded gain on settlement of debt and related accrued expense.

During the six months ended December 31, 2020, the cash used was primarily the result of stock compensation, issuance of common stock for services, issuance of common stock to employees and changes in working capital accounts.

Financing Activities

Net cash provided by financing activities was $475,000 and $623,000 during the six months ended December 31, 2021 and 2020, respectively. The increase in financing activities is primarily from the proceeds of issuance of common stock of $520,000 offset by decrease in payment on notes payable of $40,000.

During December 31, 2020, the Company received $688,000 from the proceeds received from issuance of notes payable offset by payment on notes payable of $185,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On January 4, 2022, as per the agreement, the Company granted its consultant 1,190,476 shares of common stock, priced at $0.0290 per share, for an aggregate purchase price of $34,524.

On January 4, 2022, as per the agreement, the Company granted its consultant 707,547 shares of common stock, priced at $0.0290 per share, for an aggregate purchase price of $20,519.

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

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIFE DIGITAL SOLUTIONS, INC.
Dated: February 8, 2021	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director