Form 10-Q
period 2022-03-31
APPlife Digital Solutions Inc
filed 2022-05-12
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐ Yes  ☒ No

As of May 12, 2022 there were 148,543,635 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
		(Audited)
ASSETS
Current assets
Cash	$167,931	250,073
Prepaid expenses	12,392	34,113
Other current assets	389	-
Inventories	66,390	48,875
Total assets	247,102	333,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$320,439	266,323
Common stock payable	125,616	-
Notes payable - current, net	1,327,838	595,235
Derivative liabilities	172,166	28,576
Due to officer	1,428	6,428
Total current liabilities	1,947,487	896,562

Notes payable - noncurrent, net	100,000	786,925
Total liabilities	2,047,487	1,683,487

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 148,543,635 and 135,524,617 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	148,545	135,526
Additional paid-in capital	10,433,659	8,350,779
Accumulated (deficit)	(12,382,589)	(9,836,731)
Total stockholders’ deficit	(1,800,385)	(1,350,426)
Total liabilities and stockholders’ deficit	$247,102	333,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenue	$8,475	1,410	10,346	3,716
Cost of goods sold	(5,434)	(3,973)	(6,864)	(5,467)
Gross profit	3,041	(2,563)	3,482	(1,751)

Operating expenses	764,429	757,671	2,288,026	2,414,312
Total operating expenses	764,429	757,671	2,288,026	2,414,312

Loss from operations	(761,388)	(760,234)	(2,284,544)	(2,416,063)

Other income (expense)
Interest expense	(149,494)	(79,241)	(323,789)	(453,048)
Loss on extension of notes payable	-	-	-	(41,214)
Gain on settlement of debt	-	-	48,619	-
Change in fair value of Common Stock	-	-	(11,283)	-
Change in fair value of derivative liability	616	75,733	25,139	78,245

Net loss before provision for income taxes	(910,266)	(763,742)	(2,545,858)	(2,832,080)

Provision for income taxes	-	-	-	-

Net loss	(910,266)	(763,742)	(2,545,858)	(2,832,080)

Basic and diluted loss per share	(0.02)	(0.02)	(0.05)	0.07

Average number of common shares outstanding - basic and diluted	50,854,024	41,437,015	50,411,115	39,780,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2020	133,960,606	133,960	6,780,958	(7,678,229)	(763,311)
Common stock issued for cash	-	-	-	-	-
Stock compensation	-	-	417,753	-	417,753
Common stock issued for services	527,714	528	70,482	-	71,010
Shares issued for prepayment penalty	-	-	-	-	-
Payment of notes payable with issuance of common stock	-	-	-	-	-
Loss on extension of notes payable	-	-	-	-	-
Eliminate derivative liability upon repayment of debt	-	-	-	-	-
Equity component of issuance of convertible notes	-	-	40,000	-	40,000
Net loss	-	-	-	(763,742)	(763,742)
Balance, March 31, 2021	134,488,320	134,488	7,309,193	(8,441,971)	(998,290)

Balance, June 30, 2020	127,037,531	127,037	5,037,883	(5,609,891)	(444,971)
Common stock issued for cash	1,200,000	1,200	118,800	-	120,000
Stock compensation	-		1,120,878	-	1,120,878
Common stock issued for services	5,229,030	5,230	460,148	-	465,378
Issuance of common stock payable	140,199	140	25,096	-	25,236
Shares issued for prepayment penalty	277,012	277	45,237	-	45,514
Payment of notes payable with issuance of common stock	604,548	604	74,366	-	74,970
Loss on extension of notes payable	-	-	41,214	-	41,214
Eliminate derivative liability upon repayment of debt	-	-	125,238	-	125,238
Equity component of issuance of convertible notes	-	-	260,333	-	260,333
Net loss	-	-	-	(2,832,080)	(2,832,080)
Balance, March 31, 2021	134,488,320	134,488	7,309,193	(8,441,971)	(998,290)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2021	146,645,612	146,647	9,904,132	(11,472,323)	(1,421,544)
Stock compensation	-	-	491,567	-	491,567
Common stock issued for services	1,898,023	1,898	37,960	-	39,858
Net loss	-	-	-	(910,266)	(910,266)
Balance, March 31, 2022	148,543,635	148,545	10,433,659	(12,382,589)	(1,800,385)

Balance, June 30, 2021	135,524,617	135,526	8,350,779	(9,836,731)	(1,350,426)
Common stock issued for cash	5,200,000	5,200	514,800	-	520,000
Stock compensation	4,000,000	4,000	1,427,758	-	1,431,758
Common stock issued for services	3,819,018	3,819	140,322	-	144,141
Net loss	-	-	-	(2,545,858)	(2,545,858)
Balance, March 31, 2022	148,543,635	148,545	10,433,659	(12,382,589)	(1,800,385)

The accompanying notes are an integral part of these consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,545,858)	(2,832,080)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	122,913	231,785
Interest Expense	68,729
Issuance of common stock for services	144,141	465,378
Shares issued for prepayment penalty	-	45,514
Loss on extension of notes payable	-	41,214
Stock compensation expense	1,431,758	1,120,878
Change in fair value of derivative liability	(25,139)	(78,245)
Gain on settlement of debt	(48,619)	-
Changes in operating assets and liabilities:
Other Current Assets	(389)	7,574
Prepaid expenses and other current assets	21,721	251,148
Inventories	(17,515)	302
Common stock payable	125,616	235
Accounts payable and accrued expenses	65,500	111,535
Net cash (used) in operating activities	(657,142)	(634,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000	1,048,000
Proceeds from issuance of common stock	520,000	120,000
Payment on notes payable	(40,000)	(185,000)
Payment on amounts due to officer	(5,000)	-
Net cash provided from financing activities	575,000	983,000

Net decrease in cash and cash equivalents	(82,142)	348,238
Cash and cash equivalents, beginning of period	250,073	85,707
Cash and cash equivalents, end of period	$167,931	433,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	16,153
Cash paid for taxes	$-	-

Non-cash investing and financing activities:
Eliminate derivative liability upon repayment of debt	$-	125,238
Issuance of common stock payable	$-	25,236
Equity component of issuance of convertible notes	$-	220,333
Payment of notes payable with issuance of common stock	$-	74,970
Increase in derivative liability upon issuance of convertible note	$168,729	-

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2021, as filed with the SEC on September 24, 2021. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2022.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2022.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. There were no potentially dilutive securities for the period ended March 31, 2022 and year ended June 30, 2021.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of March 31, 2022, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of March 31, 2022, the Company had inventories of approximately $66,390. The Company has no allowance for inventory reserves.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU

2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s financial statements and financial statement disclosures.

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

On February 04, 2022, the Company sold convertible note bearing 12% interest in the principal amount of $350,000, respectively. The note will be paid in three tranches with first tranche of $100,000 received on March 28, 2022. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $ 0.013. The embedded conversion features of this note was valued at $36,228 for the first tranche received and will be amortized over the life of the note.

Amount
Balance of notes payable, net of discount on June 30, 2021	$1,382,160
Amortization of Debt Discount	122,913
Interest Expense	68,729
New Issuances	100,000
Embedded Conversion Feature - New Issuance	(168,729)
Payment on Notes Payable	(40,000)
Gain on Settlement of Note Payable less Accrued Interest	(37,235)
Balance of notes payable, net of discount as of March 31, 2022	$1,427,838

Note 3 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. On December 29, 2021, the officer was paid back $5,000, leaving remaining balance due to the officer on March 31, 2022 of $1,428. The balance due to officer on June 30, 2021, was $6,428. There are no definitive repayment terms, and no interest is accruing on these advances.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of March 31, 2022, the Company’s cash balance did not exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts. Accounts outside the United States i.e Applife Shanghai, are not FDIC insured.

Note 5 – Commitments and Contingencies

Common Stock Payable

As of March 31, 2022, and June 30, 2021, the Company owes $125,616 and $0 worth of common stock to vendors for services rendered, respectively.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares. While we did not incur significant disruptions from the COVID-19 pandemic during the nine months ended March 31, 2022, this situation could have an impact on our future business and results of operations in 2022 that may be material but cannot be reasonably estimated at this time due to numerous uncertainties.

Note 6 – Stockholders’ Deficit

As of March 31, 2022, and June 30, 2021, there were 148,543,635 and 135,524,617 shares of common stock issued and outstanding, respectively.

On July 6, 2021, the Company entered into multiple subscription agreements with investors and issued 5,200,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $520,000.

Common stock issued for services and stock options

During the nine months ended March 31, 2022, the Company issued 3,819,018 shares of common stock to third parties for services valued at $144,141 with price at $0.08 and 0.0495 per share, respectively.

During the nine months ended March 31, 2022 and 2021, the Company recognized stock compensation expense on outstanding restricted stock awards and option awards of $1,431,758, and $1,161,208, respectively.

During nine months ended March 31, 2022, the Company granted 1,000,000 stock options, in the aggregate, to marketing consulting company.  The options vest pro-rata over contract’s term, have exercise price of $0.10 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2021	4,094,959	$0.15	5
Granted	1,000,000	0.10	4.62
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2022	5,094,959	$0.14	4.42

The Company recognized $169,700 of expense in connection with the options and valued with Black Scholes using the following inputs:

Nine Months Ended March 31, 2022
Stock price	$0.03 - 0.04
Exercise price	$0.01 - 0.33
Expected term (in years)	3 - 5 Years
Volatility (annual)	169%
Risk-free rate	0.09 – 2.28%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the nine months ended March 31, 2022 is as follows:

Nine Months Ended March 31, 2022
Stock price	$0.03 – 0.04
Exercise price	$0.01 – 0.33
Contractual term (in years)	3 – 5 Years
Volatility (annual)	169%
Risk-free rate	0.09 - 2.28%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

Fair value measured at March 31, 2022
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2022
Derivative liability	$-	$-	$172,166	$172,166
Total	$-	$-	$172,166	$172,166

Fair Value measured at June 30, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Derivative liability	$-	$-	$28,576	$28,576
Total	$-	$-	$28,576	$28,576

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

There were no transfers between Level 1, 2 or 3 during the period ended March 31, 2022.

During the nine months ended March 31, 2022 and 2021, the Company recorded loss of $25,139 and $78,245, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2022:

Derivative Liability
Balance – June 30, 2021	$28,576
Changes due to issuances	168,729
Change in fair value of derivative liability	(25,139)
Balance – March 31, 2022	$172,166

The balance of the derivative liability at March 31, 2022 and June 30, 2021 was $172,166 and $28,576, respectively.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that no material events occurred.

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

Overview

APPlife Digital Solutions, Inc. (the “Company”) was formed March 5, 2018, in Nevada and has offices in San Francisco, California and Shanghai, China.  Our office in San Francisco, California allows us to take advantage of the marketing opportunities available in the United States as well as keeping close proximity to sources of capital, whether it is debt or equity.  Our offices in Shanghai, China allows us to take advantage of a high concentration of skilled tech coders and developers at lower capital costs than in more developed countries such as the United States or Europe.  The Company’s mission is to create and invest in eCommerce and Cloud based businesses that make life, business and living easier, more efficient, and just smarter.

Plan of Operation

Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have incurred expenses and operating losses, as part of our activities in developing e-commerce platforms, B2BCHX, OFFICEHOP, ROOSTER ESSENTIALS, LOLLIPOP NFT and an initial investment in Global Hemp Service. The capital we raise will go into marketing, acquisitions and revenue generation. This will take our vision forward and to the next level.

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, ROOSTER ESSENTIALS ecommerce and cloud based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including LollipopNFT in the fourth quarter of 2022 and DRINX starting in 2023. We plan to engage multiple resources such as adding staff, create partnerships, and as capital becomes available, to market and grow revenue for B2BCHX, OFFICE HOP, LOLLIPOP NFT, and ROOSTER ESSENTIALS.

The second, but equally important part of our business model, is to target acquisitions and projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success and make the acquisitions to add to our revenue stream. We seek acquisition targets that have a model that fits our vision and area of interest, is currently generating revenue with room for growth and have a strong management team that will stay on board and continue to operate the entity post acquisition.

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

Lollipop NFT will be an online marketplace, consignment store, creator platform, and wallet for non-fungible tokens and is being developed for use by individuals of all levels, from beginners to experts. We have completed the design and preliminary development phase of this project. We expect to launch the platform in our fourth quarter of 2022. Users do not need have a superior technology background or a high-level understanding of non-fungible tokens to enjoy and profit from creating and selling NFT’s.

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

Results of Operations for Three Months Ended March 31, 2022 and March 31, 2021

Revenue

For the three months ended March 31, 2022 and 2021, we generated revenue of $8,475 and $1,410, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended March 31, 2022 and 2021 we had operating losses of $761,388 and $760,234, respectively.  This loss was due primarily to the stock based compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended March 31, 2022 and 2021, we incurred $148,878 and $3,508 of other expenses, respectively. Other expenses during March 31, 2022, were primarily due to interest expense on notes payable.  We recorded change in fair value of derivative liability for the three months ended March 31, 2022 and 2021 of $616 and $75,733.

Net loss

We reported a net loss of $910,266 and $763,742 for the three months ended March 31, 2022 and 2021, respectively.

Results of Operations for Nine Months Ended March 31, 2022 and March 31, 2021

Revenue

For the nine months ended March 31, 2022 and 2021, we generated revenue of $10,346 and $3,716, respectively.  The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the nine months ended March 31, 2022 and 2021 we had operating losses of $2,284,544 and $2,416,063, respectively.  This loss was due primarily to the stock based compensation and professional fees paid to consultants.

Other Income (Expense)

For the nine months ended March 31, 2022 and 2021, we incurred $261,314 and $416,017 of other expenses, respectively, which was primarily due to interest expense on notes payable of $323,789 and a gain of $48,619 due to settlement of debt. We recorded change in fair value of derivative liability for the nine months ended March 31, 2022 and 2021 of $25,139 and $78,245. Similarly, for the nine months ended March 31, 2022, loss of $11,283 was recorded due to change in fair value of common stock and for the nine months ended March 31, 2021, and recorded $41,214 of loss due to extension of debt.

Net loss

We reported a net loss of $2,545,858 and $2,832,080 for the nine months ended March 31, 2022 and 2021, respectively.

Working Capital

March 31, 2022
Current assets	$247,102
Current liabilities	(1,947,487)
Working capital	$(1,700,385)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $12,382,589 and $9,836,731 as of March 31, 2022 and June 30, 2021, respectively.  In addition, the Company has experienced negative cash flows from operations since inception.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 5, creates additional uncertainty.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future.  Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Net Cash Used in Operating Activities	$(657,142)	$(634,762)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	575,000	983,000
Net (Decrease) Increase in Cash	$(82,142)	$348,238

Our cash balance was $167,931 on March 31, 2022.  We recorded a net loss of $2,545,858 for the nine months ended March 31, 2022. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the nine months ended March 31, 2022 and 2021, the Company used $657,142 and $634,762 in cash to fund our operating activities, respectively. The cash used in operating activities in 2022 is the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense and an increase in working capital accounts. The Company also recorded gain on settlement of debt and related accrued expense.

During the nine months ended March 31, 2022, the cash used was primarily the result of stock compensation, issuance of common stock for services, issuance of common stock to employees and changes in working capital accounts.

Financing Activities

Net cash provided by financing activities was $575,000 and $983,000 during the nine months ended March 31, 2022 and 2021, respectively. During the nine months ended March 31, 2022, the Company raised $100,000 from the issuance of notes payable, $520,000 from the sale of common stock, partially offset by payments of notes payable of $40,000.

During the nine months ended March 31, 2021, the Company received $120,000 from the sale of common stock and $1,048,000 from the proceeds received from issuance of notes payable, offset by payment on notes payable of $185,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

APPLIFE DIGITAL SOLUTIONS, INC.
Dated: May 12, 2022	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director