Form 10-K
period 2022-06-30
APPlife Digital Solutions Inc
filed 2022-10-07
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the most recently completed second fiscal quarter was approximately $948,494.

As of October 7, 2022, a total of 148,543,635 shares of our common stock were outstanding.

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

Nature of Operations and Going Concern

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

ROOSTER ESSENTIALS ecommerce website, mobile website and app (iOS and Google Play) has been developed and launched BETA operations in the third quarter of fiscal year 2020 and launched its full commercial operations in the second quarter of 2022.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER ESSENTIALS currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from product purchases, advertising and sponsorships.

OFFICE HOP entered beta testing in the fourth quarter of 2021 and is now fully functional and began commercial operations in January 2022. We believe OFFICE HOP fits perfectly into the needs of the post Covid working world, where short term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties. The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

Global Hemp Services LLC is a low risk and low cost participation in the fast growing Hemp and CBD market space. We have licensed out our fully functional ecommerce platform in exchange for a 15% equity position and 2.5%

revenue share, with exclusive rights to purchase an additional 36% of the equity (for a total of 51%) upon reaching revenue benchmarks. Global Hemp Services LLC distributes Hemp and CBD products globally, including Hemp based building materials, textiles, plastics, paper, personal care items and various CBD products. They will distribute wholesale to shops and stores and retail directly to consumers.

Lollipop NFT will be an online marketplace, consignment store, creator platform, and wallet for non-fungible tokens and is being developed for use by individuals of all levels, from beginners to experts. We have completed the design and preliminary development phase of this project. We expect to launch the platform in our second quarter of 2023. Users do not need have a superior technology background or a high-level understanding of non-fungible tokens (“NFT”) to enjoy and profit from creating and selling NFT’s.

Our DRINX project is in early stage of development, and we believe the beta version will be ready by the second quarter of fiscal year 2023.  DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

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

The strategic partnerships with each of our individual in house projects are invaluable. For our Drinx app, which we plan to launch its Alpha version in the fall of 2023, Beta by winter 2024, and commercial launch in Spring 2024, we have collaborated with a well-known, long term New York City restaurateur and club owner, Lesly Bernard. His knowledge and market experience will allow New York City to be our base city in the Drinx service and expand from there.  Bernard will consult and advise on the development of the look and feel of the app and will participate in the launch of the app in each city.  He will lead project management and will be active in the marketing of the service.  In exchange for his time and efforts, Bernard has agreed in to take a minority equity position in the Drinx app.  We are negotiating to bring in additional brand ambassadors and influencers including Natalia Bruschi.

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

Employees

We currently have one full time employee who does have a formal employment agreement. We plan to hire additional employees as needed as the Company grows. We currently have engaged the services of several independent contractors to fill employee positions, including our chief financial officer, our investor relations director, our project manager, and our chief legal officer.

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

PART 1I

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 148,543,635 shares of our common stock were outstanding as of October 7, 2022.

Security Holders

As of October 7, 2022, there were approximately 55 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

None.

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

Plan of Operation

Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have incurred expenses and operating losses, as part of our activities in developing e-commerce platforms, B2BCHX, OFFICEHOP, ROOSTER ESSENTIALS and Global Hemp Service LLC.  The capital we raise will go into marketing, acquisitions, and revenue generation. We believe this will take our vision forward and to the next level.

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, and ROOSTER ESSENTIALS ecommerce and cloud based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including Lollipop NFT in the second quarter of 2023 and DRINX starting in 2023. We plan to engage multiple resources such as adding staff, create partnerships, and as capital becomes available, to market and grow revenue for B2BCHX, OFFICE HOP, LOLLIPOP NFT, and ROOSTER ESSENTIALS.

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

ROOSTER ESSENTIALS ecommerce website, mobile website and app (iOS and Google Play) has been developed and launched BETA operations in the third quarter of fiscal year 2020 and launched its full commercial operations in the second quarter of 2022.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER ESSENTIALS currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from purchases averaging $500 per user, per year and advertising and sponsorships.

OFFICE HOP entered beta testing in the fourth quarter of 2021 and is now fully functional and began commercial operations in January 2022.  We believe OFFICE HOP fits perfectly into the needs of the post Covid working world, where short term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties. The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

Global Hemp Services LLC is a low risk and low cost participation in the fast growing Hemp and CBD market space. We have licensed out our fully functional ecommerce platform in exchange for a 15% equity position and 2.5% revenue share, with exclusive rights to purchase an additional 36% of the equity (for a total of 51%) upon reaching revenue benchmarks. Global Hemp Service LLC distributes Hemp and CBD products globally, including Hemp based building materials, textiles, plastics, paper, personal care items and various CBD products. They will distribute wholesale to shops and stores and retail directly to consumers.

Lollipop NFT will be an online marketplace, consignment store, creator platform, and wallet for non-fungible tokens and is being developed for use by individuals of all levels, from beginners to experts. We have completed the design and preliminary development phase of this project. We expect to launch the platform in our second quarter of 2023. Users do not need have a superior technology background or a high-level understanding of non-fungible tokens to enjoy and profit from creating and selling NFT’s.

Our DRINX project is in early stage of development and we believe the beta version will be ready by the second quarter of fiscal year 2023. DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues. We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Results of Operations

Revenue

For the years ended June 30, 2022 and 2021, we generated $28,162 and $4,951, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the years ended June 30, 2022 and 2021, we had an operating loss of $3,001,159 and $3,718,086, respectively. The operating loss was due primarily to the stock compensation to the CEO of $1,406,250, other stock compensation of $604,359, and professional, consulting, and legal fees of $144,140.

Other Income/Expense

For the years ended June 30, 2022 and 2021, we had other expenses, net of $530,941 and other expenses of $508,754, respectively.  The significant shift to other income from expense was primarily due to the gain on settlement of debt of $48,819 from the conversion of notes payable to stock options as well as an increase to other expenses due to the $130,593 change in the fair value of the derivative liability. (Note 5 to the Consolidated Financial Statements).

Net loss

We reported a net loss of $3,541,100 and $4,226,840 for the years ended June 30, 2022 and 2021, respectively. The net loss for the years ended June 30, 2022 and 2021 included noncash expenses of $2,518,287 and $2,914,749, respectively.

Working Capital Deficit

	June 30, 2022	June 30, 2021
Current assets	$261,471	$333,061
Current liabilities	980,329	896,562
Working capital (deficit)	$(718,858)	$(563,501)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities of $980,329 include $577,180 of derivative liabilities which relate to the convertible notes payable and stock options.  Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $13,337,831 and $9,836,731 as of June 30, 2022 and 2021, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Year Ended June 30, 2022	Year Ended June 30, 2021
Net Cash Used in Operating Activities	$(884,412)	$(818,634)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	823,572	983,000
Net Increase/(decrease) in Cash	$(60,840)	$164,366

Our cash balance was $189,233 at June 30, 2022.  We recorded a net loss of $3,541,100 for the year ended June 30, 2022.  We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Financing Activities

During the year ended June 30, 2022, the Company raised $350,000 from the issuance of debt, $520,000 from the sale of common stock, repaid $40,000 of notes payable and repaid $5,000 of amounts due to officer.

During the year ended June 30, 2021, the Company raised $1,048,000 from the issuance of debt, $120,000 from the sale of common stock and repaid $185,000 of debt.

Professional Fees

Professional fees were $168,948 and $749,461 for the years ended June 30, 2022 and 2021, respectively. The Company generally expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements.

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

ITEM 8. Financial Statements

APPlife Digital Solutions, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applife Digital Solutions, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

October 7, 2022

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS
Current assets
Cash	$189,233	$250,073
Prepaid expenses	8,038	34,113
Inventories	64,200	48,875
Total assets	261,471	333,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$103,355	$266,323
Common stock payable	10,475	-
Notes payable to shareholders	289,319	518,000
Notes payable - current, net	-	77,235
Derivative liabilities	577,180	28,576
Due to officer	-	6,428
Total current liabilities	980,329	896,562

Notes payable to shareholders, noncurrent	100,000	786,925
Total liabilities	1,080,329	1,683,487

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 148,543,635 and 135,524,617 shares issued and outstanding as of June 30, 2022 and 2021, respectively	148,545	135,526
Additional paid-in capital	12,410,428	8,350,779
Accumulated (deficit)	(13,377,831)	(9,836,731)
Total stockholders’ deficit	(818,858)	(1,350,426)
Total liabilities and stockholders’ deficit	$261,471	$333,061

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2022	2021
Revenue	$28,162	$4,951
Cost of goods sold	(25,907)	(3,682)
Gross profit	2,255	1,269

Operating expenses	3,012,414	3,719,355
Total operating expenses	3,012,414	3,719,355

Loss from operations	(3,010,159)	(3,718,086)

Other income (expense)
Interest expense	(500,919)	(561,899)
Loss on extension of notes payable	-	(41,214)
Gain on settlement of debt	48,619	-
Change in fair value of common stock	(11,283)	-
Change in fair value of derivative liability	(67,358)	94,359
Net loss before provision for income taxes	(3,541,100)	(4,226,840)
Provision for income taxes	-	-
Net loss	$(3,541,100)	$(4,226,840)

Basic and diluted loss per share	$(0.07)	$(0.10)

Average number of common shares outstanding - basic and diluted	51,075,639	40,380,171

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, June 30, 2020	127,037,531	$127,037	$5,037,883	$(5,609,891)	$(444,971)
Common stock issued for cash	1,200,000	1,200	118,800	-	120,000
Stock compensation	3,000,000	3,000	2,057,245	-	2,060,245
Common stock issued for services	3,265,327	3,268	565,368	-	568,636
Issuance of common stock payable	140,199	140	25,096	-	25,236
Shares issued for prepayment penalty	277,012	277	45,237	-	45,514
Payment of notes payable with issuance of common stock	604,548	604	115,580	-	116,184
Eliminate derivative liability upon repayment of debt	-	-	125,238	-	125,238
Equity component of issuance of convertible notes	-	-	260,332	-	260,332
Net loss	-	-	-	(4,226,840)	(4,226,840)
Balance, June 30, 2021	135,524,617	$135,526	$8,350,779	$(9,836,731)	$(1,350,426)

Common stock issued for cash	5,200,000	5,200	514,800	-	520,000
Stock compensation	4,000,000	4,000	2,010,612	-	2,014,612
Common stock issued for services	3,819,018	3,819	140,322	-	144,141
Settlement of notes payable with issuance of options to purchase common stock	-	-	1,393,915	-	1,393,915
Net loss	-	-	-	(3,541,100)	(3,541,100)
Balance, June 30, 2022	148,543,635	$148,545	$12,410,428	$(13,377,831)	$(818,858)

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,541,100)	$(4,226,840)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	192,396	293,499
Interest expense	137,924	-
Issuance of common stock for services	144,141	568,636
Shares issued for prepayment penalty	-	45,514
Loss on extension of notes payable	-	41,214
Stock compensation expense	2,014,612	2,060,245
Change in fair value of derivative liability	67,358	(94,359)
Gain on settlement of debt	(48,619)	-
Common stock payable	10,475	(54,764)
Changes in operating assets and liabilities:
Accounts receivable	-	7,574
Prepaid expenses and other current assets	26,075	354,313
Inventories	(15,325)	(5,200)
Accounts payable and accrued expenses	127,651	191,534
Net cash (used) in operating activities	(884,412)	(818,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholders	350,000	1,048,000
Proceeds from issuance of common stock	520,000	120,000
Payment on notes payable	(40,000)	(185,000)
Payment on amounts due to officer	(6,428)	-
Net cash provided from financing activities	823,572	983,000

Net increase (decrease) in cash and cash equivalents	(60,840)	164,366
Cash and cash equivalents, beginning of year	250,073	85,707
Cash and cash equivalents, end of year	$189,233	$250,073

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$16,153
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Eliminate derivative liability upon repayment of debt	$-	$125,238
Issuance of common stock payable	$-	$25,236
Equity component of issuance of convertible notes	$-	$260,332
Payment of notes payable with issuance of common stock	$-	$74,970
Increase in derivative liability upon issuance of convertible note	$484,374	$-
Payment of notes payable with issuance of options to purchase common stock	$1,393,915	$-

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Going Concern and Summary of Significant Accounting Policies

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

There have been outbreaks in several countries, including the United States, of the highly transmissible and pathogenic coronavirus (“COVID-19”). The outbreak of such COVID-19 resulted in a widespread health crisis that adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. Although to date, the Company has not been adversely affected by COVID-19, the measures taken by the governments of countries affected could adversely affect the Company’s business, financial condition, and results of operations.

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

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2022.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the years ended June 30, 2022 and 2021.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2022, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of June 30, 2022, the Company had inventories of $64,200. The Company has no allowance for inventory reserves.

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

Note 3 – Notes payable to shareholders

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the July 2019 Note was $250,000 on June 30, 2021 and matures July 03, 2021. On August 28, 2021, the investor agreed to extend the note till July 03, 2022. On June 8, 2022 the Company converted the outstanding $250,000 in principal and $85,266 in interest into 1,672,995 options to purchase common stock. The options were valued at $26,959, in the aggregate, using Black Scholes.

On November 22, 2019, Company issued a $170,000 convertible promissory note (the “November 2019 Note”) to the Lender that accrues interest at 12% per annum.  The July and November Notes contain embedded derivatives, see Note 7. On June 8, 2022 the Company converted the outstanding $170,000 in principal and $51,922 in interest into 651,726 options to purchase common stock. The options were valued at $11,887, in the aggregate, using Black Scholes.

On July 14, 2020 and October 21, 2020, the Company sold convertible notes (“2020 Notes”) bearing 12% interest in the principal amounts of $340,000 and $348,000, respectively.  Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.144.  The beneficial conversion features of these notes were valued at $85,000 and $135,333, respectively, and are amortized over the life of the notes. On June 8, 2022 the Company converted both loans, in which on that date, the outstanding $340,000 and $348,000 in principle, and $77,576 and $68,075 in interest, were converted into 2,896,611 and 2,895,431 options to purchase common stock. The options were valued at $69,310, and $69,043, respectively, in the aggregate, using Black Scholes.

On January 12, 2021, the Company sold convertible notes bearing 12% interest on the principal amount of $360,000, respectively. The principal amount was agreed to be paid in two tranches of $180,000 each, received on February 19, 2021 and March 08, 2021. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.144. The beneficial conversion features of this note were valued at $35,500 and $7,500 for each tranche received and are amortized over the life of the note.

On February 04, 2022, the Company sold convertible note bearing 12% interest in the principal amount of $350,000 (“February 2022 Notes”). The note will be paid in three tranches with first tranche of $100,000 received on March 28, 2022. The second and third tranches of $150,000 and $100,000 each, were received on May 3, 2022, and June 21, 2022, respectively. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $ 0.013. The February 2022 Notes contain embedded derivatives, see Note 7.

On June 8, 2022, the Company converted the July 2019 Notes, November 2019 Note and the 2020 Notes (collectively “Converted Notes”), with an aggregate principal balance of $1,108,000 and $282,838 of accrued interest into stock options.  The options expire in five years with the exercise prices ranging between $0.14 and $0.34.  The options were valued at $216,981, in the aggregate, using Black Scholes.

Amount
Balance of notes payable, net of discount on June 30, 2021	$1,382,160
Issuances of debt, net of discount	350,000
Amortization of debt discount	192,396
Embedded Conversion Feature - debt discount	(350,000)
Payments on notes payable	(40,000)
Settlement of notes payable less accrued interest	(1,108,000)
Loss on the forgiveness of debt	(37,237)
Balance of notes payable, net of discount as of June 30, 2022	$389,319

Note 4 – Related Party Transactions

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2022 and 2021 was $0 and $6,428, respectively. There are no definitive repayment terms and no interest is accruing on these advances.

Notes Payable to Shareholder

During the year ended June 30, 2022, the Company received $350,000 in notes payable to related parties, see note 3, notes payable to shareholders for detail. Additionally, during the year ended June 30, 2022, the Company and the shareholder agreed to covert an aggregate $1,108,000 and $282,838 in outstanding principal and interest into  an aggregate 8,106,723 options to purchase common stock, see note 7, stockholders’ equity for further detail.

Note 5 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions.  At June 30, 2022, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 6 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at June 30, 2022.

Other Risks

There have been outbreaks in several countries, including the United States, of the highly transmissible and pathogenic coronavirus (“COVID-19”). The outbreak of such COVID-19 resulted in a widespread health crisis that adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. Although to date, the Company has not been adversely affected by COVID-19, the measures taken by the governments of countries affected could adversely affect the Company’s business, financial condition, and results of operations.

Note 7 – Stockholders’ Equity (Deficit)

As of June 30, 2022, and June 30, 2021, there were 148,543,635 and 135,524,617 shares of common stock issued and outstanding, respectively.

During the years ended June 30, 2022 and 2021, the Company issued 5,200,000 and 1,200,000 shares of common stock pursuant to subscriptions agreements for $520,000 and $120,000, respectively, or $0.10 per share.

Common stock issued for services

During the years ended June 30, 2022 and 2021, the Company issued 3,819,018 and 3,265,327 shares of common stock to third parties for services valued at $144,141 and $568,636, respectively, with prices between $0.02 and $0.24 per share.

Issuance of common stock payable

During the year ended June 30, 2021, the Company issued 140,199 shares of common stock owed to third parties for services rendered during the year, valued at $25,236. The Company has a balance of $10,475 of common stock payable as of the year ended June 30, 2022.

Restricted stock and Stock options

During the year ended June 30, 2022, and 2021, the Company recognized stock compensation expense on outstanding restricted stock awards of $2,014,612 and $2,060,245, respectively.

During the years ended June 30, 2022 and 2021, the Company granted 8,106,723 and 4,094,959 stock options, in the aggregate, to its board members and consultants.  The options granted in fiscal year 2022 vest pro-rata over the member’s term, have exercise prices between $0.02 and $0.03 and expire in five years from the date of grant. The options 8,106,723 options were issued on June 8, 2022 and were issued in exchange for $1,309,838 in outstanding principal and interest respective (see note 5) from notes payable.

On June 15, 2022, the Company granted 2,000,000 stock options to its attorney as compensation.  The options vest pro-rata over five years, have exercise price of $0.03 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – July 1, 2020	-	$-	-
Granted	4,094,959	0.15	5
Exercised	-	-	-
Outstanding – June 30, 2021	4,094,959	$0.15	5
Granted	19,407,076	0.10	4.78
Exercised	-	-	-
Outstanding – June 30, 2022	23,502,035	$0.11	2.92

The Company recognized $233,471 and $488,296 of expense during the years ended June 30, 2022 and 2021, respectively, in connection with the options and valued with Black Scholes using the following inputs:

Year Ended June 30, 2022
Stock price	$0.02 - 0.03
Exercise price	$0.02 – 0.34
Expected term (in years)	4.94 – 5.00
Volatility (annual)	141.5% - 271.1%
Risk-free rate	1.39% - 2.94%

Year Ended June 30, 2021
Stock price	$0.11 - 0.20
Exercise price	$0.22 - 0.37
Expected term (in years)	3 – 5
Volatility (annual)	187% – 271.1%
Risk-free rate	0.05% – 0.12%

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

On January 12, 2021, the Company sold convertible notes bearing 12% interest on the principal amount of $360,000, respectively (see Note 2). The embedded conversion features of the notes were valued at $40,000 and is amortized over the life of the notes.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2022 is as follows:

Year Ended June 30, 2022
Stock price	$0.02 – 0.04
Exercise price	$0.01 – 0.36
Contractual term (in years)	0.14 – 5.00
Volatility (annual)	166% - 201%
Risk-free rate	0.04% - 3.03%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at June 30, 2022
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
Derivative liability	$-	$-	$577,180	$577,180
Total	$-	$-	$577,180	$577,180

	Fair value measured at June 30, 2021
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Derivative liability	$-	$-	$28,576	$28,576
Total	$-	$-	$28,576	$28,576

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

•	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the years ended June 30, 2022 and 2021.

In the year ending June 30, 2021, the Company recorded a decrease in fair value of derivative liability of $94,356.

In the year ending June 30, 2022, the Company recorded an increase in fair value of derivative liability of $130,593.

The following table presents the activity for derivative liabilities measured at estimated fair value:

Derivative Liability
Balance as of June 30, 2020	$248,173
Additions during the period	-
Change in fair value	(94,357)
Change due to conversion / exercise / redemptions	(125,240)
Balance as of June 30, 2021	$28,576
Additions during the period	484,376
Change in fair value	67,360
Change due to conversion / exercise / redemptions	(3,132)
Balance as of June 30, 2022	$577,180

The balance of the derivative liability at June 30, 2022, and 2021 was $577,180 and $28,576, respectively.

Note 9 – Income Taxes

The Company files corporate income tax returns in the United States (federal) and in Delaware.  Since the Company incurred net operating losses in every tax year since inception, the 2020, 2021 and 2022 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

As of June 30, 2022, the Company had federal net operating loss carry forwards of $5,445,000 and state net operating loss carryforwards of $4,053,000. Federal net operating losses generated since inception amounting to $5,273,000, no longer have an expiration for the years the Company has been operating. State net operating loss carryforwards will begin to expire in 2039 through 2042. The Company also had net operating losses of $23,000 in China which will expire in 2032. Net operating loss carry forwards may be limited in available usage under Internal Revenue Code 382 as a result of the issuance of additional stock. The Company is currently reviewing the limitation.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2022	2021

Deferred Tax Assets
Net Operating Loss Carryforward	$1,427,731	$1,078,203
Stock Based Compensation	1,193,811	592,103
Unrealized loss on Debt conversion	10,036	10,036
Valuation Allowance	(2,631,578)	(1,680,342)
Net Deferred Tax Assets	$-	$-

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended June 30,
	2022	2021
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	6.26%	3.99%
Non-deductible Stock Compensation	-%	(1.61)%
Other	(0.40)%	0.47%
Valuation Allowance	(26.86)%	(23.85)%
Provision for income taxes	-%	-%

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that no material events occurred.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There an no reportable events under this Item for the year ended June 30, 2022.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Auditors

Our principal registered independent auditor is RBSM LLP

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

The percentages below are calculated based on 148,543,635 shares of our common stock issued and outstanding as of September 8, 2022. Unless otherwise indicated, the address of each officer and director listed below is c/o APPlife Digital Solutions, Inc., 50 California St, #1500, San Francisco, CA 94111.

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

RELATED PARTY TRANSACTIONS

Due to Officer

During the year ending June 30, 2018, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2022 and 2021 was $0 and $6,428, respectively. There are no definitive repayment terms and no interest is accruing on these advances.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm on April 15, 2019. The audit fees to RBSM for the year ended June 30, 2022 and 2021 were approximately $25,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

RBSM did not charge us any tax fees for the year ended June 30, 2022 and 2021, respectively.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: October 7, 2022	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	October 7, 2022
Matt Reid