Form 10-Q
period 2022-09-30
APPlife Digital Solutions Inc
filed 2022-11-14
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

1 (415) 439 5260

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

☐ Yes  ☒ No

As of November 10, 2022, a total of 148,543,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
		(Audited)
ASSETS
Current assets
Cash	$225,117	$189,233
Prepaid expenses	4,841	8,038
Inventories	71,168	64,200
Total assets	301,126	261,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$103,243	$103,355
Common stock payable	10,475	10,475
Notes payable to shareholders	393,577	289,319
Derivative liabilities	712,205	577,180
Total current liabilities	1,219,500	980,329

Notes payable to shareholders - noncurrent, net	64,855	100,000
Total liabilities	1,284,355	1,080,329

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 148,543,635 shares issued and outstanding as of September 30, 2022 and June 30, 2022	148,545	148,545
Additional paid-in capital	12,905,804	12,410,428
Accumulated (deficit)	(14,037,578)	(13,377,831)
Total stockholders’ deficit	(983,229)	(818,858)
Total liabilities and stockholders’ deficit	$301,126	$261,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2022	2021

Revenue	$16,961	$840
Cost of goods sold	(13,370)	(603)
Gross profit	3,591	237

Operating expenses	660,825	897,854
Total operating expenses	660,825	897,854

Loss from operations	(657,234)	(897,617)

Other income (expense)
Interest expense	(117,762)	(88,987)

Gain on settlement of debt	-	48,619
Change in fair value of derivative liability	115,249	18,387

Net loss before provision for income taxes	(659,747)	(919,598)

Provision for income taxes	-	-

Net loss	(659,747)	(919,598)

Basic and diluted loss per share	$(0.00)	$(0.02)

Average number of common shares outstanding - basic and diluted	148,543,635	148,543,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

2

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, June 30, 2021	135,524,617	135,526	8,350,779	(9,836,731)	$(1,350,426)
Common stock issued for cash	5,200,000	5,200	514,800		520,000
Stock compensation	-	-	452,421		452,420
Common stock issued for services	312,500	313	24,687	-	25,000
Net loss	-	-	-	(919,598)	(919,598)
Balance, September 30, 2021	141,037,117	$141,039	$9,342,687	$(10,756,329)	$(1,272,603)

Balance, June 30, 2022	148,543,635	148,545	12,410,428	(13,377,831)	(818,858)
Common stock issued for cash	-	-	-	-	-
Stock compensation	-	-	495,376	-	495,376
Common stock issued for services	-	-	-	-	-
Net loss	-	-	-	(659,747)	(659,747)
Balance, September 30, 2022	148,543,635	$148,545	12,905,804	$(14,037,578)	$(983,229)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(659,747)	$(919,598)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	69,113	44,777
Issuance of common stock for services	-	25,000
interest expense	25,274	-
Stock compensation expense	495,376	452,420
Change in fair value of derivative liability	(115,249)	(18,387)
Gain on settlement of debt	-	(48,619)
Accrued Expense - Settled Debt	-	11,384
Changes in operating assets and liabilities:
Accounts Receivable	-	-
Prepaid expenses and other current assets	3,197	1,716
Inventories	(6,968)	(2,405)
Common stock payable	-	241,000
Accounts payable and accrued expenses	(112)	(12,079)
Net cash (used) in operating activities	(189,116)	(224,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholders	225,000	-
Proceeds from issuance of common stock	-	520,000
Payment on notes payable	-	(40,000)
Net cash provided from financing activities	225,000	480,000

Net increase in cash and cash equivalents	35,884	255,209
Cash and cash equivalents, beginning of period	189,233	250,073
Cash and cash equivalents, end of period	$225,117	$505,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2022, as filed with the SEC on October 7, 2022. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2023.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2022.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the period ended September 30, 2022 and year ended June 30, 2022.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of September 30, 2022, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of September 30, 2022, the Company had inventories of approximately $71,168. The Company has no allowance for inventory reserves.

Note 2 – Notes payable to shareholders

On July 3, 2019, the Company issued a $250,000 convertible promissory note (the “July 2019 Note”) to a lender (the “Lender”).  According to the terms the Lender funded the July 2019 Note as follows: $100,000 upon the execution of the Note, $50,000 on August 1, 2019, $50,000 on September 1, 2019, and the remaining $50,000 on October 1, 2019.  The outstanding principal balance of the Note shall bear interest at the rate of twelve percent (12%) per annum.  The balance of the July 2019 Note was $250,000 on June 30, 2021, and matures July 03, 2021. On August 28, 2021, the investor agreed to extend the note till July 03, 2022. On June 8, 2022, the Company converted the outstanding $250,000 in principal and $85,266 in interest into 1,672,995 fully vested options to purchase common stock. The options were valued at $26,959, in the aggregate, using Black Scholes.

On November 22, 2019, Company issued a $170,000 convertible promissory note (the “November 2019 Note”) to the Lender that accrues interest at 12% per annum. The July and November Notes contain embedded derivatives, see Note 7. On June 8, 2022, the Company converted the outstanding $170,000 in principal and $51,922 in interest into fully vested 651,726 options to purchase common stock. The options were valued at $11,887, in the aggregate, using Black Scholes.

On July 14, 2020 and October 21, 2020, the Company sold convertible notes (“2020 Notes”) bearing 12% interest in the principal amounts of $340,000 and $348,000, respectively. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.144. The beneficial conversion features of these notes were valued at $85,000 and $135,333, respectively, and are amortized over the life of the notes. On June 8, 2022 the Company converted both loans, in which on that date, the outstanding $340,000 and $348,000 in principle, and $77,576 and $68,075 in interest, were converted into 2,896,611 and 2,895,431 fully vested options to purchase common stock. The options were valued at $69,310, and $69,043, respectively, in the aggregate, using Black Scholes.

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

On February 04, 2022, the Company sold convertible note bearing 12% interest in the principal amount of $350,000 (“February 2022 Notes”). The note will be paid in three tranches with first tranche of $100,000 received on March 28, 2022. The second and third tranches of $150,000 and $100,000 each, were received on May 3, 2022, and June 21, 2022, respectively. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.013. The February 2022 Notes contain embedded derivatives, see Note 7.

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

On August 26, 2022, the Company sold convertible note bearing 12% interest in the principal amount of $325,000 (“August 2022 Notes”). The note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second tranche of $100,000 was received on September 19, 2022. The third tranche will be paid on or before October 15, 2022. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.046. The August 2022 Notes contain embedded derivatives, see Note 7.

Amount
Balance of notes payable, net of discount on June 30, 2022	$389,319
Amortization of debt discount	69,113
Issuance of notes payable	225,000
Embedded Conversion Feature - Debt discount	(225,000)
Balance of notes payable, net of discount as of September 30, 2022	$458,432

Note 3 – Related Party Transactions

Notes Payable to Shareholder

During the three months ended September 30, 2022, the Company received $325,000 in notes payable to related parties. The note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second tranches of $100,000 was received on September 19, 2022, see note 2, notes payable to shareholders for detail.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of September 30, 2022, the Company’s cash balance did not exceed the FDIC insurance limit.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at September 30, 2022.

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

Note 6 – Stockholders’ Deficit

As of September 30, 2022, and June 30, 2022, there were 148,543,635 shares of common stock issued and outstanding.

During the three months ended September 30, 2021, the Company issued 5,200,000 shares of common stock pursuant to subscriptions agreements for $520,000, or $0.10 per share.  There were no shares of common stock issued during the three months ended September 30, 2022.

Common stock issued for services

During the three months ended September 30, 2021, the Company issued 312,500 shares of common stock to third parties for services valued at $25,000, or $0.08 per share. There were no shares of common stock issued during the three months ended September 30, 2022.

Restricted stock and Stock options

During the three months ended September 30, 2022 and 2021, the Company recognized stock compensation expense on outstanding restricted stock awards of $436,504 and $410,740, respectively.

During the three months ended September 30, 2022 and 2021, the Company recognized $58,872 and $41,679 of expense related to the vesting of stock options to its board members and consultants. The options granted in fiscal year 2022 vest pro-rata over the member’s term, have exercise prices between $0.02 and $0.03 and expire in five years from the date of grant. The options 8,106,723 options were issued on June 8, 2022 and were issued in exchange for $1,309,838 in outstanding principal and interest respective (see note 2) from notes payable.

On June 15, 2022, the Company granted 2,000,000 stock options to its attorney as compensation. The options vest pro-rata over five years, have exercise price of $0.03 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2022	23,752,035	$0.11	2.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2022	23,752,035	$0.08	4.33

In connection with the options the Company and valued with Black Scholes using the following inputs:

Year Ended June 30, 2022
Stock price	$0.02 - 0.03
Exercise price	$0.02 - 0.34
Expected term (in years)	4.94 – 5.00
Volatility (annual)	141.5% - 271.1%
Risk-free rate	1.39% - 2.94%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2022 is as follows:

Quarter Ended September 30, 2022
Stock price	$0.026 – 0.057
Exercise price	$0.018 – 0.046
Contractual term (in years)	0.99 – 2.14
Volatility (annual)	213% - 215%
Risk-free rate	3.37% – 4.22%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at September 30, 2022
	Quoted prices in	Significant other	Significant unobservable
	active markets	observable inputs	inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2022
Derivative liability	$-	$-	$712,205	$712,205
Total	$-	$-	$712,205	$712,205

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

There were no transfers between Level 1, 2 or 3 during the period ended September 30, 2022.

During the three months ended September 30, 2022 and 2021, the Company recorded gains of $115,249 and $18,387, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended September 30, 2022:

Derivative Liability
Balance – June 30, 2022	$577,180
Changes due to issuances	250,274
Change in fair value of derivative liability	(115,249)
Balance – September 30, 2022	$712,205

The balance of the derivative liability at September 30, 2022 and June 30, 2022 was $712,205 and $577,180, respectively.

Note 8 – Subsequent Events

On October 25, 2022, the Company received the third tranche of the August 2022 Notes of $100,000 (see note 2).

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

Plan of Operation

Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have incurred expenses and operating losses, as part of our activities in developing e-commerce platforms, B2BCHX, OFFICEHOP, ROOSTER ESSENTIALS and in Global Hemp Service LLC.V2 The capital we raise will go into marketing, acquisitions and revenue generation. This will take our vision forward and to the next level.

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, ROOSTER ESSENTIALS ecommerce and cloud based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including Lollipop NFT in the second quarter of 2023 and DRINX starting in 2023.  We plan to engage multiple resources, add staff and create partnerships as needed and as capital becomes available to market and grow revenue for B2BCHX, OFFICE HOP, LOLLIPOP NFT and ROOSTER ESSENTIALS.

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

ROOSTER ESSENTIALS ecommerce website, mobile website and app (iOS and Google Play) has been developed and launched BETA operations in the third quarter of fiscal year 2020 and launched its full commercial operations in the second quarter of 2022. ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows mento fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER ESSENTIALS currently carries over 200 products from over 80 brands. We anticipate the sources of revenue will come from purchases averaging $500 per user, per year and advertising and sponsorships.

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

Lollipop NFT will be an online marketplace, consignment store, creator platform, and wallet for non-fungible token sand is being developed for use by individuals of all levels, from beginners to experts. We have completed the design and preliminary development phase of this project. We expect to launch the platform in our second quarter of 2023. Users do not need have a superior technology background or a high-level understanding of non-fungible tokens to enjoy and profit from creating and selling NFT’s.

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

Results of Operations for Three Months Ended September 30, 2022 and September 30, 2021

Revenue

For the three months ended September 30, 2022 and 2021, we generated revenue of $16,961 and $840, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended September 30, 2022 and 2021 we had operating losses of $660,825 and $897,617, respectively.  This loss was due primarily to the stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended September 30, 2022 and 2021, we incurred a loss of and $2.513 and $21,981 from other income and expenses, respectively, which was primarily due to interest expense on notes payable to shareholders and change in fair value of derivative liability. We recorded gain of $115,249 due to change in fair value of derivative liability and $117,762 of interest expense for the three months ended September 30, 2022. Similarly, for the three months ended September 30, 2021, we had $48,619 of gain due to settlement of debt, a gain of $18,387 due to change in fair value of derivative liability and $88,987 of interest expense.

Net loss

We reported a net loss of $659,747 and $919,598 for the three months ended September 30, 2022 and 2021, respectively.

Working Capital

	September 30, 2022	June 30, 2022
Current assets	$301,126	$261,471
Current liabilities	1,219,500	980,329
Working capital	$(918,374)	$(718,858)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $14,037,578 and $ 13,377,831 as of September 30, 2022 and June 30, 2022, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 5, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net Cash Used in Operating Activities	$(189,116)	$(224,791)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	225,000	480,000
Net Increase in Cash	$35,884	$255,209

Our cash was $225,117 on September 30, 2022.  We recorded a net loss of $659,747 for the three months ended September 30, 2022. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the three months ended September 30, 2022 and 2021, the Company used $188,116 and $224,791 in cash to fund our operating activities, respectively. The cash used in operating activities in 2022 is the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense and an increase in working capital accounts.

During the three months ended September 30, 2021, the cash used was primarily the result of stock compensation and changes in working capital accounts.  The cash used in operating activities in 2021 is the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense and an increase in working capital accounts. The Company also recorded gain on settlement of debt and related accrued expense.

Financing Activities

Net cash provided by financing activities was $225,000 and $480,000 during the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, the Company received $225,000 of proceeds from the issuance of notes payable to shareholders.

During September 30, 2021, the Company received $520,000 from the proceeds received from issuance of common stock offset by payment on notes payable of $40,000.

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

None

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: November 10, 2022	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director