Form 10-Q
period 2022-12-31
APPlife Digital Solutions Inc
filed 2023-02-10
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

☐ Yes  ☒ No

As of February 10, 2023 a total of 148,543,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
		(Audited)
ASSETS
Current assets
Cash	$126,539	$189,233
Prepaid expenses	1,486	8,038
Inventories	71,975	64,200
Total assets	200,000	261,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$84,775	$103,355
Common stock payable	10,475	10,475
Notes payable to shareholders	188,329	289,319
Derivative liabilities	706,208	577,180
Total current liabilities	989,787	980,329

Notes payable to shareholders - noncurrent, net	64,855	100,000
Total liabilities	1,054,642	1,080,329

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 148,543,635 and 148,543,635 shares issued and outstanding as of December 31, 2022 and June 30, 2022	148,545	148,545
Additional paid-in capital	13,923,581	12,410,428
Accumulated (deficit)	(14,926,768)	(13,377,831)
Total stockholders’ deficit	(854,642)	(818,858)
Total liabilities and stockholders’ deficit	$200,000	$261,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$14,078	$1,031	$31,039	$1,871
Cost of goods sold	(12,526)	(827)	(25,896)	(1,430)
Gross profit	1,552	204	5,143	441

Operating expenses	813,552	625,743	1,474,377	1,523,597
Total operating expenses	813,552	625,743	1,474,377	1,523,597

Loss from operations	(812,000)	(625,539)	(1,469,234)	(1,523,156)

Other income (expense)
Interest expense	(212,613)	(85,308)	(330,375)	(174,295)
Gain on settlement of debt	-	-	-	48,619
Change in fair value of Common Stock	-	(11,283)	-	(11,283)
Change in fair value of derivative liability	135,423	6,136	250,672	24,523

Net loss before provision for income taxes	(889,190)	(715,994)	(1,548,937)	(1,635,592)

Provision for income taxes	-	-	-	-
Net loss	$(889,190)	$(715,994)	$(1,548,937)	$(1,635,592)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Average number of common shares outstanding - basic and diluted	53,076,511	50,536,614	53,076,511	48,363,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2021	141,037,117	$141,039	$9,342,687	$(10,756,329)	$(1,272,603)
Stock compensation	4,000,000	4,000	483,770	-	487,770
Common stock issued for services	1,608,495	1,608	77,675	-	79,283
Net loss	-	-	-	(715,994)	(715,994)
Balance, December 31, 2021	146,645,612	$146,647	$9,904,132	$(11,472,323)	$(1,421,544)

Balance, June 30, 2021	135,524,617	$135,526	$8,350,779	$(9,836,731)	$(1,350,426)
Common stock issued for cash	5,200,000	5,200	514,800	-	520,000
Stock compensation	4,000,000	4,000	936,190	-	940,190
Common stock issued for services	1,920,995	1,921	102,362	-	104,283
Net loss	-	-	-	(1,635,592)	(1,635,592)
Balance, December 31, 2021	146,645,612	$146,647	$9,904,132	$(11,472,323)	$(1,421,544)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2022	148,543,635	$148,545	$12,905,804	$(14,037,578)	$(983,229)
Stock compensation	-	-	581,733	-	581,733
Settlement of notes payable with issuance of options to purchase common stock	-	-	436,044	-	436,044
Net loss	-	-	-	(889,190)	(889,190)
Balance, December 31, 2022	148,543,635	$148,545	$13,923,581	$(14,926,768)	$(854,642)

Balance, June 30, 2022	148,543,635	$148,545	$12,410,428	$(13,377,831)	$(818,858)
Stock compensation	-	-	1,077,109	-	1,077,109
Settlement of notes payable with issuance of options to purchase common stock	-	-	436,044	-	436,044
Net loss	-	-	-	(1,548,937)	(1,548,937)
Balance, December 31, 2022	148,543,635	$148,545	$13,923,581	$(14,926,768)	$(854,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,548,937)	$(1,635,592)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	223,865	85,683
Issuance of common stock for services	-	104,284
Stock compensation expense	1,077,109	940,190
Change in fair value of derivative liability	(250,672)	(24,523)
Gain on settlement of debt	-	(48,619)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,552	29,472
Inventories	(7,775)	(12,769)
Common stock payable	-	68,499
Accounts payable and accrued expenses	112,164	33,709
Net cash (used) in operating activities	(387,694)	(459,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholders	325,000	-
Proceeds from issuance of common stock	-	520,000
Payment on notes payable	-	(40,000)
Payment on amounts due to officer	-	(5,000)
Net cash provided from financing activities	325,000	475,000

Net increase (decrease) in cash and cash equivalents	(62,694)	15,334
Cash and cash equivalents, beginning of period	189,233	250,073
Cash and cash equivalents, end of period	$126,539	$265,407

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$379,700	$-
Payment of notes payable with issuance of options to purchase common stock	$436,044	$-

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2022, as filed with the SEC on October 7, 2022. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the fiscal year ending June 30, 2023.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2022.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were 30,499,099 and 5,094,959 potentially dilutive securities for the six months ended December 31, 2022 and year ended December 31, 2021, respectively.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of December 31, 2022, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of December 31, 2022, the Company had inventories of approximately $71,975. The Company has no allowance for inventory reserves.

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

On July 14, 2020 and October 21, 2020, the Company sold convertible notes (“2020 Notes”) bearing 12% interest in the principal amounts of $340,000 and $348,000, respectively. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.144. The beneficial conversion features of these notes were valued at $85,000 and $135,333, respectively, and are amortized over the life of the notes. On June 8, 2022, the Company converted both loans, in which on that date, the outstanding $340,000 and $348,000 in principle, and $77,576 and $68,075 in interest, were converted into 2,896,611 and 2,895,431 fully vested options to purchase common stock. The options were valued at $69,310, and $69,043, respectively, in the aggregate, using Black Scholes.

On January 12, 2021, the Company sold convertible notes bearing 12% interest on the principal amount of $360,000, respectively. The principal amount was agreed to be paid in two tranches of $180,000 each, received on February19, 2021 and March 08, 2021. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.144. The embedded conversion features of this note were valued at $35,500 and $7,500 for each tranche received and are amortized over the life of the note. On December 13, 2022, the Company converted the notes, in which on that date, the outstanding $360,000 in principle and $76,044 in interest were converted into 2,952,548 fully vested options to purchase common stock.

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

On August 26, 2022, the Company sold convertible note bearing 12% interest in the principal amount of $325,000 (“August 2022 Notes”). The note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second tranche of $100,000 was received on September 19, 2022 and the third tranche of $100,000 was received on October 15, 2022. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.046. The August 2022 Notes contain embedded derivatives, see Note 7.

On December 21, 2022, the Company sold convertible note bearing 12% interest in the principal amount of $100,000 (“December 2022 Notes”). The note is disbursed in four tranches with first tranche of $40,000 issued on January 10, 2023, and the remaining tranches of $20,000 each to be issued between February 2023 and April 2023.

Amount
Balance of notes payable, net of discount on June 30, 2022	$389,319
Amortization of debt discount	223,865
New Issuances	325,000
Embedded Conversion Feature - Debt discount	(325,000)
Conversion of Notes Payable less Accrued Interest to stock options	(360,000)
Balance of notes payable, net of discount as of December 31, 2022	$253,184

Note 3 – Related Party Transactions

Notes Payable to Shareholder

During the six months ended December 31, 2022, the Company received $325,000 in notes payable to related parties. The note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second and third tranches of $100,000 were received on September 19, 2022 and October 15, 2022, respectively.  On December 13, 2022, the Company converted notes into fully vested options to purchase common stock. See Note 2, Notes Payable to Shareholders, for detail.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of December 31, 2022, the Company’s cash balance did not exceed the FDIC insurance limit.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at December 31, 2022.

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

Note 6 – Stockholders’ Deficit

As of December 31, 2022, and June 30, 2022, there were 148,543,635 shares of common stock issued and outstanding.

During the three and six months ended December 31, 2021, the Company issued 0 and 5,200,000 shares of common stock, respectively, pursuant to subscriptions agreements for $520,000, or $0.10 per share.  There were no shares of common stock issued during the three and six months ended December 31, 2022.

Common stock issued for services

During the three and six months ended December 31, 2021, the Company issued 312,500 shares of common stock to third parties for services valued at $25,000, or $0.08 per share. There were no shares of common stock issued during the three months ended December 31, 2022.

Restricted stock and stock options

During the three and six months ended December 31, 2022, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $436,044 and $1,077,109, respectively. During the three and six months ended December 31, 2021, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $452,421 and $904,842, respectively.

During the three and six months ended December 31, 2022, the Company recognized $145,229 and $204,101 of expense related to the vesting of stock options to its board members and consultants. During the three and six months ended December 31, 2021, the Company recognized $64,010 and $105,689 of expense related to the vesting of stock options to its board members and consultants. The options granted in fiscal year 2022 vest pro-rata over the member’s term, have exercise prices between $0.02 and $0.03 and expire in five years from the date of grant. On June 8, 2022, the Company converted a total of $1,309,838 in outstanding notes payable and interest into 8,106,723 options to purchase common stock. On December 13, 2022, the Company converted a total of $436,044 in outstanding notes payable and interest into 2,952,548 options to purchase common stock (see note 2).

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2022	23,502,035	$0.11	2.92
Granted	6,997,064	0.03	4.69
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – December 31, 2022	30,499,099	$0.05	4.25

In connection with the options the Company and valued with Black Scholes using the following inputs:

Six Months Ended December 31, 2022
Stock price	$0.02 - 0.03
Exercise price	$0.02 - 0.34
Expected term (in years)	4.94 – 5.00
Volatility (annual)	196.5% - 380.5%
Risk-free rate	2.42% - 4.22%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the Six Months Ended December 31, 2022 is as follows:

Six Months Ended December 31, 2022
Stock price	$0.02 – 0.05
Exercise price	$0.02 – 0.03
Contractual term (in years)	0.74 – 2.00
Volatility (annual)	213% - 381%
Risk-free rate	3.51% – 4.45%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at December 31, 2022
	Quoted prices in	Significant other	Significant unobservable
	active markets	observable inputs	inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Derivative liability	$-	$-	$706,208	$706,208
Total	$-	$-	$706,208	$706,208

	Fair value measured at June 30, 2022
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
Derivative liability	$-	$-	$577,180	$577,180
Total	$-	$-	$577,180	$577,180

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

There were no transfers between Level 1, 2 or 3 during the six months ended December 31, 2022.

During the six months ended December 31, 2022 and 2021, the Company recorded gains of $250,672 and $24,523 respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended December 31, 2022:

Derivative Liability
Balance – June 30, 2022	$577,180
Changes due to issuances	379,700
Change in fair value of derivative liability	(250,672)
Balance – December 31, 2022	$706,208

The balance of the derivative liability at December 31, 2022 and June 30, 2022 was $706,208 and $577,180, respectively.

Note 8 – Subsequent Events

On January 10, 2023, the Company received the first tranche of $40,000 from the December 2022 Notes, see Note 2.

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

Plan of Operation

Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have incurred expenses and operating losses, as part of our activities in developing e-commerce platforms, B2BCHX, OFFICEHOP, ROOSTER ESSENTIALS and in Global Hemp Service LLC. The capital we raise will go into marketing, acquisitions and revenue generation. This will take our vision forward and to the next level.

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, ROOSTER ESSENTIALS ecommerce and cloud based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including Lollipop NFT in the fourth quarter of 2023 and DRINX starting in 2024.  We plan to engage multiple resources, add staff and create partnerships as needed and as capital becomes available to market and grow revenue for B2BCHX, OFFICE HOP, LOLLIPOP NFT (now VALIDA) and ROOSTER ESSENTIALS.

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

Lollipop NFT will have a new name and will now be known as Valida. We have changed the model initially presented for Lollipop.  Formerly an online marketplace, consignment store, creator platform, and wallet, it is now intended to be what we call a super wallet. It is non-custodial and will be able to be connected through API directly to various marketplaces of the users choice. We will focus on storing and sharing of NFTs that represent practical use. For example, we will focus on Driver’s licenses, Diplomas, Real Estate escrow documents and title. The storage and ability to reference these valuable NFT documents as well as collections of NFT for storage will be available as the core model. Later we plan to add a secondary round of features. We have completed the design and preliminary development phase of this project. We expect to launch the platform in our fourth quarter of 2023.

Our DRINX project is in early stage of development and we believe the beta version will be ready by the second quarter of fiscal year 2024. DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Results of Operations for Three Months Ended December 31, 2022 and December 31, 2021

Revenue

For the three months ended December 31, 2022 and 2021, we generated revenue of $14,078 and $1,031, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the Three Months Ended December 31, 2022 and 2021 we had operating losses of $812,000 and $625,539, respectively.  This increase was due primarily to the stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended December 31, 2022 and 2021, we had other expense of $77,190 and $90,455, respectively. The other expense during the three months ended December 31, 2022, was due to the interest expense of $212,613, partially offset by the change in fair value of derivative liabilities of $135,423. The other expense during the three months ended December 31, 2021, was primarily due to interest expense of $85,308.

Net loss

We reported a net loss of $889,190 and $715,994 for the three months ended December 31, 2022 and 2021, respectively.

Results of Operations for Six Months Ended December 31, 2022 and December 31, 2021

Revenue

For the six months ended December 31, 2022 and 2021, we generated revenue of $31,039 and $1,871, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the six months ended December 31, 2022 and 2021 we had operating losses of $1,469,234 and $1,523,156, respectively.  This increase was due primarily to the stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the six months ended December 31, 2022 and 2021, we had other expense of $79,703 and $112,436, respectively. The other expense during the six months ended December 31, 2022, was due to the interest expense or $330,375, partially offset by the change in fair value of derivative liabilities of $250,672.  The other expense during the six months ended December 31, 2021, was primarily due to interest expense of $174,295, partially offset by the $48,619 gain on settlement of debt.

Net loss

We reported a net loss of $1,548,937 and $1,635,592 for the six months ended December 31, 2022 and 2021, respectively.

Working Capital (Deficit)

	December 31, 2022	June 30, 2022
Current assets	$200,000	$261,471
Current liabilities	989,787	980,329
Working capital (deficit)	$(789,787)	$(718,858)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $14,926,768 and $13,377,831 as of December 31, 2022 and June 30, 2022, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 5, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Net Cash (Used) in Operating Activities	$(387,694)	$(459,666)
Net Cash (Used) in Investing Activities	-	-
Net Cash Provided by Financing Activities	325,000	475,000
Net (Decrease) / Increase in Cash	$(62,694)	$15,334

Our cash balance was $126,539 as of December 31, 2022.  We recorded a net loss of $1,548,937 for the six months ended December 31, 2022. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the six months ended December 31, 2022 and 2021, the Company used $387,694 and $459,666 in cash to fund our operating activities, respectively. The cash used in operating activities in 2022 is the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by amortization of debt discount, stock compensation expense and an increase in working capital accounts.

During the six months ended December 31, 2021, the cash used was primarily the result of net loss during the period offset primarily by amortization of debt discount, stock compensation expense and an increase in working capital accounts.

Financing Activities

Net cash provided by financing activities was $325,000 and $475,000 during the six months ended December 31, 2022 and 2021, respectively. During the six months ended December 31, 2022, the Company received $325,000 of proceeds from the issuance of notes payable from related parties.

During the six months ended December 31, 2021, the Company received $520,000 from the proceeds received from issuance of common stock offset by payment on notes payable of $40,000 and payment on amounts due to officer of $5,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 10, 2023	/s/ Matt Reid
Matt Reid,
Principal Executive Officer,
Principal Accounting Officer and Director