Form 10-Q
period 2023-03-31
APPlife Digital Solutions Inc
filed 2023-05-11
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐ Yes  ☒ No

As of May 11, 2023 a total of 150,543,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
		(Audited)
ASSETS
Current assets
Cash	$57,244	$189,233
Prepaid expenses	12,820	8,038
Inventories	80,041	64,200
Total assets	150,105	261,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$105,899	$103,355
Common stock payable	10,475	10,475
Notes payable to shareholders	155,053	289,319
Derivative liabilities	770,303	577,180
Due to officer	1,000	-
Total current liabilities	1,042,730	980,329

Notes payable to shareholders - noncurrent, net	190,076	100,000
Total liabilities	1,232,806	1,080,329

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 150,043,635 and 148,543,635 shares issued and outstanding as of March 31, 2023 and June 30, 2022	150,045	148,545
Additional paid-in capital	14,527,318	12,410,428
Accumulated (deficit)	(15,760,064)	(13,377,831)
Total stockholders’ deficit	(1,082,701)	(818,858)
Total liabilities and stockholders’ deficit	$150,105	$261,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$12,335	$8,475	$43,374	$10,346
Cost of goods sold	(9,635)	(5,434)	(35,531)	(6,864)
Gross profit	2,700	3,041	7,843	3,482

Operating expenses	778,425	764,429	2,252,802	2,288,026
Total operating expenses	778,425	764,429	2,252,802	2,288,026

Loss from operations	(775,725)	(761,388)	(2,244,959)	(2,284,544)

Other income (expense)
Interest expense	(148,812)	(149,494)	(479,187)	(323,789)
Gain on settlement of debt	-	-	-	48,619
Change in fair value of Common Stock	-	-	-	(11,283)
Change in fair value of derivative liability	91,241	616	341,913	25,139

Net loss before provision for income taxes	(833,296)	(910,266)	(2,382,233)	(2,545,858)

Provision for income taxes	-	-	-	-
Net loss	$(833,296)	$(910,266)	$(2,382,233)	$(2,545,858)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Average number of common shares outstanding - basic and diluted	53,576,511	50,854,024	53,240,148	50,411,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2021	146,645,612	$146,647	$9,904,132	$(11,472,323)	$(1,421,544)
Stock compensation	-	-	491,567	-	491,567
Common stock issued for services	1,898,023	1,898	37,960	-	39,858
Net loss	-	-	-	(910,266)	(910,266)
Balance, March 31, 2022	148,543,635	148,545	10,433,659	(12,382,589)	(1,800,385)

Balance, June 30, 2021	135,524,617	135,526	8,350,779	(9,836,731)	(1,350,426)
Common stock issued for cash	5,200,000	5,200	514,800	-	520,000
Stock compensation	4,000,000	4,000	1,427,758	-	1,431,758
Common stock issued for services	3,819,018	3,819	140,322	-	144,141
Net loss	-	-	-	(2,545,858)	(2,545,858)
Balance, March 31, 2022	148,543,635	$148,545	$10,433,659	$(12,382,589)	$(1,800,385)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2022	148,543,635	$148,545	$13,923,581	$(14,926,768)	$(854,642)
Stock compensation	-	-	586,937	-	586,937
Common stock issued for services	1,500,000	1,500	16,800	-	18,300
Net loss	-	-	-	(833,296)	(833,296)
Balance, March 31, 2023	150,043,635	150,045	14,527,318	(15,760,064)	(1,082,701)

Balance, June 30, 2022	148,543,635	148,545	12,410,428	(13,377,831)	(818,858)
Stock compensation	-	-	1,664,046	-	1,664,046
Common stock issued for services	1,500,000	1,500	16,800	-	18,300
Settlement of notes payable with issuance of options to purchase common stock	-	-	436,044	-	436,044
Net loss	-	-	-	(2,382,233)	(2,382,233)
Balance, March 31, 2023	150,043,635	$150,045	$14,527,318	$(15,760,064)	$(1,082,701)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,382,233)	$(2,545,858)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	315,811	122,913
Interest expense	35,336	68,729
Issuance of common stock for services	18,300	144,141
Stock compensation expense	1,664,046	1,431,758
Change in fair value of derivative liability	(341,913)	(25,139)
Gain on settlement of debt	-	(48,619)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,782)	21,332
Inventories	(15,841)	(17,515)
Common stock payable	-	125,616
Accounts payable and accrued expenses	133,287	65,500
Net cash used in operating activities	(577,989)	(657,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholders	445,000	100,000
Proceeds from issuance of common stock	-	520,000
Payment on notes payable	-	(40,000)
Proceeds from amounts due to officer	1,000	-
Payment on amounts due to officer	-	(5,000)
Net cash provided from financing activities	446,000	575,000

Net decrease in cash and cash equivalents	(131,989)	(82,142)
Cash and cash equivalents, beginning of period	189,233	250,073
Cash and cash equivalents, end of period	$57,244	$265,407

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$479,700	$168,729
Payment of notes payable with issuance of options to purchase common stock	$436,044	$-

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2022, as filed with the SEC on October 7, 2022. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending June 30, 2023.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2023.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 606, “Revenue from Contracts with Customers”, by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. Restricted shares issued are not included in the calculation of the weighted-average number of common shares outstanding. There were 30,499,099 and 5,094,959 potentially dilutive securities for the nine months ended March 31, 2023 and year ended June 30, 2022, respectively.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of March 31, 2023, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of March 31, 2023, the Company had inventories of approximately $80,041. The Company has no allowance for inventory reserves.

Note 2 – Notes payable to stockholders

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

On December 21, 2022, the Company sold convertible note bearing 12% interest in the principal amount of $120,000 (“December 2022 Notes”). The note is disbursed in four tranches with first tranche of $40,000 issued on January 10, 2023, and the remaining tranches of $20,000, $20,000 and $40,000, respectively, to be issued between February 2023 and March 2023.

Amount
Balance of notes payable, net of discount on June 30, 2022	$389,319
Amortization of debt discount	315,810
New Issuances	445,000
Embedded Conversion Feature - Debt discount	(445,000)
Conversion of Notes Payable less Accrued Interest to stock options	(360,000)
Balance of notes payable, net of discount as of March 31, 2023	$345,129

Note 3 – Related Party Transactions

Notes Payable to Stockholder

During the nine months ended March 31, 2023, the Company received $445,000 in notes payable to related parties which are composed of two notes: (1) $325,000 note and (2) $120,000 note. The first note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second and third tranches of $100,000 were received on September 19, 2022 and October 15, 2022, respectively.  On December 13, 2022, the Company converted notes into fully vested options to purchase common stock.

The second note is disbursed in four tranches with the first tranche of $40,000 received on January 10, 2023, second tranche of $20,000 received on February 10, 2023, third tranche of $20,000 received on March 3, 2023 and fourth tranche of $40,000 received on March 31, 2023. See Note 2, Notes Payable to Shareholders, for detail.

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits.  As of March 31, 2023, the Company’s cash balance did not exceed the FDIC insurance limit.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at March 31, 2023.

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

Note 6 – Stockholders’ Deficit

As of March 31, 2023, and June 30, 2022, there were 150,043,635 and 148,543,635 shares of common stock issued and outstanding, respectively.

On July 6, 2021, the Company entered into multiple subscription agreements with investors and issued 5,200,000 shares of common stock, priced at $0.10 per share, for an aggregate purchase price of $520,000.

Common stock issued for services

During the three and nine months ended March 31, 2023, the Company issued 1,500,000 shares of common stock for services valued at $18,300 with price at $0.0122 per share.

During the three and nine months ended March 31, 2022, the Company issued 3,819,018 shares of common stock to third parties for services valued at $144,141 with prices at $0.0495 - $0.08 per share.

Restricted stock and stock options

During the three and nine months ended March 31, 2023, the Company recognized stock compensation expense on outstanding restricted stock awards of $558,714 and $1,431,722, respectively. During the three and nine months ended March 31, 2022, the Company recognized stock compensation expense on outstanding restricted stock awards of $427,557 and $1,262,058, respectively.

During the three and nine months ended March 31, 2023, the Company recognized $28,223 and $232,324 of expense related to the vesting of stock options to its board members and consultants. During the three and nine months ended March 31, 2022, the Company recognized $64,010 and $169,700 of expense related to the vesting of stock options to its board members and consultants. Stock compensation expense is summarized as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Restricted stock awards	$558,714	$427,557	$1,431,722	$1,262,058
Stock options awards	28,223	64,010	232,324	169,700
Stock compensation expense	$586,937	$491,567	$1,664,046	$1,431,758

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

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2022	23,502,035	$0.11	2.92
Granted	6,997,064	0.03	4.69
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2023	30,499,099	$0.05	4.25

In connection with the options the Company and valued with Black Scholes using the following inputs:

Nine Months Ended March 31, 2023
Stock price	$0.02 - 0.03
Exercise price	$0.02 - 0.34
Expected term (in years)	4.94 – 5.00
Volatility (annual)	195.1% - 380.5%
Risk-free rate	2.42% - 4.22%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the Nine Months Ended March 31, 2023 is as follows:

Nine Months Ended March 31, 2023
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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at March 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2023
Derivative liability	$-	$-	$770,303	$770,303
Total	$-	$-	$770,303	$770,303

	Fair value measured at June 30, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
Derivative liability	$-	$-	$577,180	$577,180
Total	$-	$-	$577,180	$577,180

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

There were no transfers between Level 1, 2 or 3 during the nine months ended March 31, 2023.

During the nine months ended March 31, 2023 and 2022, the Company recorded gains of $341,913 and $25,139, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2023:

Derivative Liability
Balance – June 30, 2022	$577,180
Changes due to issuances	535,036
Change in fair value of derivative liability	(341,913)
Balance – March 31, 2023	$770,303

The balance of the derivative liability at March 31, 2023 and June 30, 2022 was $770,303 and $577,180, respectively.

Note 8 – Subsequent Events

On April 24, 2023, the Company sold convertible note bearing 12% interest in the principal amount of $280,000. The note is disbursed in two tranches with a first tranche of $80,000 and second tranche of $200,000.

On April 24, 2023, the Company issued 500,000 shares of common stock to a third party for services valued at $5,900 with price at $0.0118 per share.

On April 30, 2023, the Company sold convertible note bearing 12% interest in the principal amount of $100,000. The note is disbursed in three tranches with first tranche of $20,000 to be issued upon execution of the note. The second and third tranches of $40,000 each were to be issued on or before June 1, 2023 and July 1, 2023, respectively.

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

Plan of Operation

Our marketing and business management/executive team will operate from both Shanghai China and our offices in San Francisco. Matt Reid is technically the only employee of the Company, and he resides in Shanghai, China, in order to manage the independent contractor teams of developers the Company hires. We have an attorney in Shanghai engaged to help us with the contracts and negotiations with developers and other similar items. We have multiple independent contractor team members for the Company that live and work in the US who make up our business management and executive teams.  They do not operate in China, and we generate no revenue in China. Our independent contractors fill positions such as Chief Legal Officer, Executive Project Director, Accountant and Investor relations manager and are all located in New York. Our Director of Marketing, PR agent and multiple lower-level independent contractors reside and work in California. None of the operating business models we have are generating any revenue from Chinese based businesses. Currently 100% of our revenue comes from an ecommerce platform servicing US customers and there are no current plans to buy or develop any new Chinese based business models.

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

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects OfficeHop, B2BCHX, ROOSTER ESSENTIALS ecommerce and cloud-based business over the next year, work to add partnerships like the Global Hemp Service LLC and to add additional in-house developed projects including Lollipop NFT in the second quarter of 2023 and DRINX starting in 2023.  We plan to engage multiple resources, add staff and create partnerships as needed and as capital becomes available to market and grow revenue for B2BCHX, OFFICE HOP, LOLLIPOP NFT and ROOSTER ESSENTIALS.

The second, but equally important part of our business model is to target acquisitions and projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success and make the acquisitions to add to our revenue stream. We seek acquisition targets that have a model that fits our vision and area of interest, is currently generating revenue with room for growth and a strong management team that will stay on board and continue to operate the entity post-acquisition.

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

OFFICE HOP entered beta testing in the fourth quarter of 2021 and is now fully functional and began commercial operations in January 2022.  We believe OFFICE HOP fits perfectly into the needs of the post Covid working world, where short-term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties.  The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

Global Hemp Services LLC is a low risk and low-cost participation in the fast growing Hemp and CBD market space. We have licensed out our fully functional ecommerce platform in exchange for a 15% equity position and 2.5% revenue share, with exclusive rights to purchase an additional 36% of the equity (for a total of 51%) upon reaching revenue benchmarks. Global Hemp Service distributes Hemp and CBD products globally, including Hemp based building materials, textiles, plastics, paper, personal care items and various CBD products. They will distribute wholesale to shops and stores and retail directly to consumers.

Lollipop NFT will have a new name and will now be known as Valida. We have changed the model initially presented for Lollipop.  Formerly an online marketplace, consignment store, creator platform, and wallet, it is now intended to be what we call a super wallet. It is non-custodial and will be able to be connected through API directly to various marketplaces of the user’s choice. We will focus on storing and sharing of NFTs that represent practical use. For example, we will focus on Driver’s licenses, Diplomas, Real Estate escrow documents and title. The storage and ability to reference these valuable NFT documents as well as collections of NFT for storage will be available as the core model. The wallet will be a digital wallet, with cold storage for security.  Once completed the system code will be audited by a third-party auditor and there will be multiple security daemons to monitor account login and asset transfers to protect the user. We have completed the design and preliminary development phase of this project, but have not yet begun writing the code.  We plan to use the Polygon blockchain to create the wallet and have also lined up tech support with Polygon.  We anticipate having a cold wallet system that allows the users to transfer between storage and active modes and plan to include 2FA, fingerprint and/or facial recognition technology. We plan to have multiple additional security daemons that review account holdings and prevent unauthorized transfers and withdrawals; however, we may be liable for any cybersecurity breach resulting in the loss of customer assets. We plan to have multiple additional security daemons that review account holdings and prevent unauthorized transfers and withdrawals.  The main focus of our user base will be practical use NFTs. We believe this is the future best use scenario for NFTs. This is what we believe will set us apart from those systems designed to buy and sell digital art and items that may be considered securities. We expect users to store their important documents and certifications in files. An example is we will allow universities to bulk upload diplomas into the system that will be an image of the certificate with the graduate’s name in place. The Meta Data will show in a border area that discloses the name of the University, the degree, date of issue and an official University stamp. The User will have the option of receiving the NFT version by registering and then using a code provided by the school to download the diploma NFT into the wallet. This would also apply to Driver’s licenses issued by State DMVs, Real Estate Broker licenses, Wills and other important legal documents, Escrow or Title paperwork. We are not intending on blocking people from storing other types of NFTs, but our format and storage UI is not appealing to those collecting digital art. Our interface will resemble a windows filing system. It is tailored to cater to file storage for the practical use type.

Our DRINX project is in the early stage of development, and we believe the beta version will be ready by the second quarter of fiscal year 2023. DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Results of Operations for Three Months Ended March 31, 2023 and March 31, 2022

Revenue

For the three months ended March 31, 2023 and 2022, we generated revenue of $12,335 and $8,475, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended March 31, 2023 and 2022 we had operating losses of $775,725 and $761,388, respectively.  This increase was due primarily to increase in stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended March 31, 2023 and 2022, we had other expense of $57,571 and $148,878, respectively. The other expense during the three months ended March 31, 2023, was due to the interest expense of $148,812, partially offset by the change in fair value of derivative liabilities of $91,241. The other expense during the three months ended March 31, 2022, was primarily due to interest expense of $149,494 partially offset by the change in fair value of derivative liabilities of $616.

Net loss

We reported a net loss of $833,296 and $910,266 for the three months ended March 31, 2023 and 2022, respectively.

Results of Operations for Nine Months Ended March 31, 2023 and March 31, 2022

Revenue

For the nine months ended March 31, 2023 and 2022, we generated revenue of $43,374 and $10,346, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the nine months ended March 31, 2023 and 2022, we had operating losses of $2,244,959 and $2,284,544, respectively.  The slight decrease was due primarily to the decrease in advertising expenses and web design costs incurred.

Other Income (Expense)

For the nine months ended March 31, 2023 and 2022, we had other expense of $137,274 and $261,314, respectively. The other expense during the nine months ended March 31, 2023, was due to the interest expense or $479,187, partially offset by the change in fair value of derivative liabilities of $341,913.  The other expense during the nine months ended March 31, 2022, was primarily due to interest expense of $323,789, partially offset by the $48,619 gain on settlement of debt and $25,139 change in the fair value of derivative liabilities.

Net loss

We reported a net loss of $2,382,233 and $2,545,858 for the nine months ended March 31, 2023 and 2022, respectively.

Working Capital (Deficit)

	March 31, 2023	June 30, 2022
Current assets	$150,105	$261,471
Current liabilities	1,042,730	980,329
Working capital (deficit)	$(892,625)	$(718,858)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying financial statements, the Company has minimal revenue generating operations and has an accumulated deficit $15,760,064 and $13,377,831 as of March 31, 2023 and June 30, 2022, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings, would be available to the company unsatisfactory terms and conditions if at all. The current pandemic known as COVID-19 as described in Note 5, creates additional uncertainty. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Net Cash (Used) in Operating Activities	$(577,989)	$(657,142)
Net Cash (Used) in Investing Activities	-	-
Net Cash Provided by Financing Activities	446,000	575,000
Net (Decrease) in Cash	$(131,989)	$(82,142)

Our cash balance was $57,244 as of March 31, 2023.  We recorded a net loss of $2,382,233 for the nine months ended March 31, 2023. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the nine months ended March 31, 2023 and 2022, the Company used $577,989 and $657,142 in cash to fund our operating activities, respectively. The cash used in operating activities in 2023 is the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by amortization of debt discount, interest expense, issuances of common stock for services, stock compensation expense and an increase in working capital accounts.

During the nine months ended March 31, 2022, the cash used was primarily the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by amortization of debt discount, interest expense, issuance of common stock for services, stock compensation expense and an increase in working capital accounts.

Financing Activities

Net cash provided by financing activities was $446,000 and $575,000 during the nine months ended March 31, 2023 and 2022, respectively. During the nine months ended March 31, 2023, the Company received $445,000 of proceeds from the issuance of notes payable from related parties and $1,000 of proceeds from due to officer.

During the nine months ended March 31, 2022, the Company received $520,000 from the proceeds received from issuance of common stock and $100,000 from the proceeds of notes payable to shareholders, offset by payment on notes payable of $40,000 and payment on amounts due to officer of $5,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2023, the Company issued 1,500,000 shares of common stock for services valued at $18,300 or $0.0122 per share.  The above referenced shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: May 11, 2023	/s/ Matt Reid
Matt Reid,
Principal Executive Officer,
Principal Accounting Officer and Director