Form 10-K
period 2023-06-30
APPlife Digital Solutions Inc
filed 2023-10-02
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the most recently completed second fiscal quarter was approximately $787,177.

As of October 2, 2023, a total of 150,543,635 shares of our common stock were outstanding.

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

The Company anticipates that it would need a minimum of approximately $1,500,000 over the next 12 months to continue as a going concern and bring the Company’s ecommerce and/or cloud-based businesses to market and generate revenue within that time frame.  Specifically, in order for the Company to fully implement its plans to create apps and spend the necessary marketing expenditures for them we will need: (1) $750,000 for marketing expenses, (2) $500,000 for general administration and overhead expenses, (3) $180,000 for legal and accounting expenses, and (3) $70,000 for developers and engineers and app and server maintenance expenses. If we are not able to raise enough funds, we may be forced to look for capital through debt or equity, which would dilute our common stockholders.

Products

As of the period from inception, through today’s date, we have generated limited revenue and incurred expenses and operating losses, as part of our developmental stage activities in developing three apps, B2BCHX, ROOSTER and Office Hop. B2BCHX is our first fully developed app/mobile website that was available in iTunes App Store and Google Play and a formerly functioning ecommerce website. B2BCHX allows business owners around the world to order three levels of background checks on Chinese companies to prevent fraudulent business transactions. The retail price for each report is $79, $399 and $1,299. The model is not currently marketing for new customers as the laws in China that allowed the attorney partnership, we have in place to record information about Chinese companies and distribute overseas, has been suspended temporarily.

ROOSTER ESSENTIALS ecommerce website, mobile website. After creating a reactive mobile web-based platform, the value of the apps for this model disappeared and we cut o our losses quickly by removing the apps.  The website developed and launched BETA operations in the third quarter of fiscal year 2020 and launched its full commercial operations in the second quarter of 2022. ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER ESSENTIALS currently carries over 200 products from over 80 brands. We anticipate the sources of revenue will come from product purchases, advertising, and sponsorships.

OFFICE HOP entered beta testing in the fourth quarter of 2021 and is now fully functional as of January 2022. We believe OFFICE HOP fits perfectly into the needs of the post Covid working world, where short-term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties. The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia. This launch was delayed due to capital needs, but the model is operational and can be taken to market quickly upon financing from our effective equity line of credit.

Global Hemp Services LLC is a low risk and low-cost participation in the fast-growing Hemp and CBD market space. We have licensed out our fully functional ecommerce platform in exchange for a 15% equity position and 2.5% revenue share, with exclusive rights to purchase an additional 36% of the equity (for a total of 51%) upon reaching revenue benchmarks. Global Hemp Services LLC distributes Hemp and CBD products globally, including Hemp based building materials, textiles, plastics, paper, personal care items and various CBD products. They will distribute wholesale to shops and stores and retail directly to consumers. The model is starting to form a marketplace and as the interest in Hemp and Hemp products escalates, the website is seeing more activity. We expect good things in the fiscal year 2024 from GHS.

Lollipop NFT will have a new name and will now be known as Valida. We have changed the model initially presented for Lollipop.  Formerly an online marketplace, consignment store, creator platform, and wallet, it is now intended to be what we call a super wallet. It is non-custodial and will be able to be connected through API directly to various marketplaces of the user’s choice. We will focus on storing and sharing of NFTs that represent practical use. For example, we will focus on Driver’s licenses, Diplomas, Real Estate escrow documents and title. The storage and ability to reference these valuable NFT documents as well as collections of NFT for storage will be available as the core model. The wallet will be a digital wallet, with cold storage for security.  Once completed the system code will be audited by a third-party auditor and there will be multiple security daemons to monitor account login and asset transfers to protect the user. We have completed the design and preliminary development phase of this project, but have not yet begun writing the code.  We plan to use the Polygon blockchain to create the wallet and have also lined up tech support with Polygon.  We anticipate having a cold wallet system that allows the users to transfer between storage and active modes and plan to include 2FA, fingerprint and/or facial recognition technology. We plan to have multiple additional security daemons that review account holdings and prevent unauthorized transfers and withdrawals, however we may be liable for any cybersecurity breach resulting in the loss of customer assets. We plan to have multiple additional security daemons that review account holdings and prevent unauthorized transfers and withdrawals.  The main focus of our user base will be practical use NFTs. We believe this is the future best use scenario for NFTs. This is what we believe will set us apart from those systems designed to buy and sell digital art and items that may be considered securities. We expect users to store their important documents and certifications in files. An example is we will allow universities to bulk upload diplomas into the system that will be an image of the certificate with the graduate’s name in place. The Meta Data will show in a border area that discloses the name of the University, the degree, date of issue and an official University stamp. The User will have the option of receiving the NFT version by registering and then using a code provided by the school to download the diploma NFT into the wallet. This would also apply to Driver’s licenses issued by State DMVs, Real Estate Broker licenses, Wills and other important legal documents, Escrow or Title paperwork. We are not intending on blocking people from storing other types of NFTs, but our format and storage UI is not appealing to those collecting digital art. Our interface will resemble a windows filing system. It is tailored to cater to file storage for the practical use type.

Our DRINX project is in early stage of development, and we believe the beta version will be ready by the fourth quarter of fiscal year 2024. DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues.  We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

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

The strategic partnerships with each of our individual in house projects are invaluable. For our Drinx app, which we plan to launch its Alpha version in the fall of 2023, Beta by winter 2024, and commercial launch in Spring 2024, we have collaborated with a well-known, long term New York City restaurateur and club owner, Lesly Bernard. His knowledge and market experience will allow New York City to be our base city in the Drinx service and expand from there. Bernard will consult and advise on the development of the look and feel of the app and will participate in the launch of the app in each city. He will lead project management and will be active in the marketing of the service. In exchange for his time and efforts, Bernard has agreed to take a minority equity position in the Drinx app.  We are negotiating to bring in additional brand ambassadors and influencers including Natalia Bruschi.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART 1I

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 150,543,635 shares of our common stock outstanding as of October 2, 2023.

Security Holders

As of October 2, 2023, there were approximately fifty-six (56) record holders of our common stock.

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

We will continue to explore new concepts and opportunities to invest in projects that meet our criteria We have incurred expenses and operating losses, as part of our activities in developing e-commerce platforms, B2BCHX, OFFICEHOP, ROOSTER ESSENTIALS, Valida and Global Hemp Service LLC.  The capital we raise will go into marketing, acquisitions, and revenue generation. We believe this will take our vision forward and to the next level.

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects  ecommerce and cloud based business over the next year, work to add partnerships   and to add additional in-house developed projects including We plan to engage multiple resources such as adding staff, create partnerships, and as capital becomes available, to market and grow revenue.

The second, but equally important part of our business model is to target acquisitions and projects that can be assisted by our marketing and capitalization capabilities where we can play an active role in the project’s success and make the acquisitions to add to our revenue stream. We seek acquisition targets that have a model that fits our vision and area of interest, is currently generating revenue with room for growth and a strong management team that will stay on board and continue to operate the entity post-acquisition. We have signed an asset purchase agreement to buy the assets around the operations of an online beauty company with revenue.

Our current projects:

B2BCHX is our first fully developed app that is available in Google Play and a functioning ecommerce and mobile website.  B2BCHX allows business owners around the world to order three levels of background checks in English on Chinese companies to prevent fraudulent business transactions, to gather information in order to gain confidence when doing business with a Chinese entity or to pursue legal remedy against fraudulent Chinese Company. The reports are researched and written by a licensed law firm in Shanghai China in a partnership agreement with B2BCHX. These reports are not auto generated and are carefully researched to give our users the most accurate information.  The retail price for each report is $79, $399 and $1299. The partnership with the law firm is on a 20% revenue share, which leaves B2BCHX an 80% per report profit margin to cover development expenses, maintenance and profit. We are waiting for a temporary law change that will allow the attorney to send information on Chinese entities overseas.

ROOSTER ESSENTIALS ecommerce website, has been operations in the third quarter of fiscal year 2020 and launched its full commercial operations in the second quarter of 2022.  ROOSTER ESSENTIALS is an online men’s grooming supply store, and it allows men to fully customize which products they receive and set up an auto-delivery schedule for each product for automatic recurring delivery. ROOSTER ESSENTIALS currently carries over 200 products from over 80 brands.  We anticipate the sources of revenue will come from purchases, advertising and sponsorships.

OFFICE HOP entered beta testing in the fourth quarter of 2021 and is now fully functional..  We believe OFFICE HOP fits perfectly into the needs of the post Covid working world, where short-term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties. The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

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

Lollipop NFT will have a new name and will now be known as Valida. We have changed the model initially presented for Lollipop.  Formerly an online marketplace, consignment store, creator platform, and wallet, it is now intended to be what we call a super wallet. It is non-custodial and will be able to be connected through API directly to various marketplaces of the user’s choice. We will focus on storing and sharing of NFTs that represent practical use. For example, we will focus on Driver’s licenses, Diplomas, Real Estate escrow documents and title. The storage and ability to reference these valuable NFT documents as well as collections of NFT for storage will be available as the core model. The wallet will be a digital wallet, with cold storage for security.  Once completed the system code will be audited by a third-party auditor and there will be multiple security daemons to monitor account login and asset transfers to protect the user. We have completed the design and preliminary development phase of this project, but have not yet begun writing the code.  We plan to use the Polygon blockchain to create the wallet and have also lined up tech support with Polygon.  We anticipate having a cold wallet system that allows the users to transfer between storage and active modes and plan to include 2FA, fingerprint and/or facial recognition technology. We plan to have multiple additional security daemons that review account holdings and prevent unauthorized transfers and withdrawals, however we may be liable for any cybersecurity breach resulting in the loss of customer assets. We plan to have multiple additional security daemons that review account holdings and prevent unauthorized transfers and withdrawals.  The main focus of our user base will be practical use NFTs. We believe this is the future best use scenario for NFTs. This is what we believe will set us apart from those systems designed to buy and sell digital art and items that may be considered securities. We expect users to store their important documents and certifications in files. An example is we will allow universities to bulk upload diplomas into the system that will be an image of the certificate with the graduate’s name in place. The Meta Data will show in a border area that discloses the name of the University, the degree, date of issue and an official University stamp. The User will have the option of receiving the NFT version by registering and then using a code provided by the school to download the diploma NFT into the wallet. This would also apply to Driver’s licenses issued by State DMVs, Real Estate Broker licenses, Wills and other important legal documents, Escrow or Title paperwork. We are not intending on blocking people from storing other types of NFTs, but our format and storage UI is not appealing to those collecting digital art. Our interface will resemble a windows filing system. It is tailored to cater to file storage for the practical use type.

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

Results of Operations

Revenue

For the years ended June 30, 2023 and 2022, we generated revenues of $46,879 and $28,162, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the years ended June 30, 2023 and 2022, we had an operating loss of $3,130,998 and $3,010,159, respectively. The operating loss was due primarily to stock compensation to the CEO of $1,425,761, professional, consulting and legal fees of $698,888 and other stock compensation of $437,721.

Other Income/Expense

For the years ended June 30, 2023 and 2022, we had other expenses, net of $365,575 and $530,941, respectively.  The decrease was primarily due to the $274,919 gain on change in the fair value of the derivative liability. (Note 8 to the Consolidated Financial Statements).

Net loss

We reported a net loss of $3,496,573 and $3,541,100 for the years ended June 30, 2023 and 2022, respectively. The net loss for the years ended June 30, 2023 and 2022 included noncash expenses of $2,646,230 and $2,518,287, respectively.

Working Capital Deficit

	June 30, 2023	June 30, 2022
Current assets	$158,264	$261,471
Current liabilities	1,442,548	980,329
Working capital (deficit)	$(1,284,284)	$(718,858)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities of $1,442,548 include $1,004,846 of derivative liabilities which relate to the convertible notes payable and stock options.  Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit of $16,874,404 and $13,377,831 as of June 30, 2023 and 2022, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Year Ended June 30, 2023	Year Ended June 30, 2022
Net Cash Used in Operating Activities	$(677,614)	$(884,412)
Net Cash Provided by Financing Activities	546,000	823,572
Net Decrease in Cash	$(131,614)	$(60,840)

Our cash balance was $57,619 on June 30, 2023. We recorded a net loss of $3,496,573 for the year ended June 30, 2023. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations. We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the year ended June 30, 2023, cash used in the Company’s operating activities amounted to $677,614 mainly composed of the Company’s net loss amounting to $3,496,573, adding back the (1) net effect of noncash adjustments of stock compensation expense, amortization of discount from notes payable, interest expense, common stock issuances, change in fair value of derivative liability and common stock payable amounting to $2,646,230 and (2) net changes in working capital accounts of $172,729.

During the year ended June 30, 2022, cash used in the Company’s operating activities amounted to $884,412 mainly composed of the Company’s net loss amounting to $3,541,100, adding back the (1) net effect of noncash adjustments of stock compensation expense, amortization of discount from notes payable, interest expense, common stock issuances, change in fair value of derivative liability, common stock payable and gain on settlement of debt amounting to $2,518,287 and (2) net changes in working capital accounts of $138,401.

Financing Activities

During the year ended June 30, 2023, the Company raised $545,000 from the issuance of debt, and received $1,000 of amounts due to officer.

During the year ended June 30, 2022, the Company raised $350,000 from the issuance of debt, $520,000 from the sale of common stock, repaid $40,000 of notes payable and repaid $6,428 of amounts due to officer.

Professional Fees

Professional fees were $226,783 and $168,948 for the years ended June 30, 2023 and 2022, respectively. The Company generally expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements.

In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Critical Accounting Policies and Estimates

The preparation of the company’s consolidated financial statements and related disclosures are in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Form 10-Kö, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, determination of fair value of stock-based compensation and determination of the fair value of the conversion feature of the convertible notes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes coupons, discounts, and processing fees. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

We offer consumer products through our website. Revenue is recognized when control of the goods is transferred to the customer, which occurs upon shipment to the customer.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2023, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 8. Financial Statements

APPlife Digital Solutions, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applife Digital Solutions, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

October 2, 2023

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022
ASSETS
Current assets
Cash	$57,619	$189,233
Prepaid expenses	35,436	8,038
Inventories, net	65,209	64,200
Total assets	158,264	261,471

Current liabilities
Accounts payable and accrued expenses	$157,696	$103,355
Notes payable to shareholders	262,955	289,319
Notes payable - current	16,051	-
Derivative liabilities	1,004,846	577,180
Due to officer	1,000	-
Common stock payable	-	10,475
Total current liabilities	1,442,548	980,329

Notes payable to shareholders, noncurrent	151,777	100,000
Total liabilities	1,594,325	1,080,329

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 150,543,635 and 148,543,635 shares issued and outstanding as of June 30, 2023 and 2022, respectively	150,545	148,545
Additional paid-in capital	15,287,798	12,410,428
Accumulated deficit	(16,874,404)	(13,377,831)
Total stockholders’ deficit	(1,436,061)	(818,858)
Total liabilities and stockholders’ deficit	$158,264	$261,471

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2023	2022
Revenue	$46,879	$28,162
Cost of goods sold	(48,227)	(25,907)
Gross (loss) profit	(1,348)	2,255

Operating expenses	3,129,650	3,012,414
Total operating expenses	3,129,650	3,012,414

Loss from operations	(3,130,908)	(3,010,159)

Other income (expense)
Interest expense	(645,019)	(500,919)
Gain on settlement of debt	-	48,619
Change in fair value of common stock payable	4,525	-
Change in fair value of common stock	-	(11,283)
Change in fair value of derivative liability	274,919	(67,358)
Net loss before provision for income taxes	(3,496,573)	(3,541,100)

Provision for income taxes	-	-
Net loss	$(3,496,573)	$(3,541,100)

Basic and diluted loss per share	$(0.07)	$(0.07)

Average number of common shares outstanding – basic and diluted	53,663,943	51,075,639

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, June 30, 2021	127,037,531	$127,037	$5,037,883	$(5,609,891)	$(444,971)
Common stock issued for cash	5,200,000	5,200	514,800	-	520,000
Stock compensation	4,000,000	4,000	2,010,612	-	2,014,612
Common stock issued for services	3,819,018	3,819	140,322	-	144,141
Settlement of notes payable with issuance of options to purchase common stock	-	-	1,393,915	-	1,393,915
Net loss	-	-	-	(3,541,100)	(3,541,100)
Balance, June 30, 2022	148,543,635	$148,545	$12,410,428	$(13,377,831)	$(818,858)

Stock compensation	-	-	2,287,376	-	2,287,376
Common stock issued for services	2,000,000	2,000	153,950	-	155,950
Settlement of notes payable with issuance of options to purchase common stock	-	-	436,044	-	436,044
Net loss	-	-	-	(3,496,573)	(3,496,573)
Balance, June 30, 2023	150,543,635	$150,545	$15,287,798	$(16,874,404)	$(1,436,061)

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,496,573)	$(3,541,100)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	385,413	192,396
Interest expense	102,885	137,924
Issuance of common stock for services	155,950	144,141
Stock compensation expense	2,287,376	2,014,612
Change in fair value of derivative liability	(274,919)	67,358
Gain on settlement of debt	-	(48,619)
Common stock payable	(10,475)	10,475
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,347)	26,075
Inventories	(1,009)	(15,325)
Accounts payable and accrued expenses	185,085	127,651
Net cash used in operating activities	(677,614)	(884,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholders	545,000	350,000
Proceeds from due to officer	1,000	-
Proceeds from issuance of common stock	-	520,000
Payment on notes payable	-	(40,000)
Payment on amounts due to officer	-	(6,428)
Net cash provided by financing activities	546,000	823,572

Net decrease in cash and cash equivalents	(131,614)	(60,840)
Cash and cash equivalents, beginning of year	189,233	250,073
Cash and cash equivalents, end of year	$57,619	$189,233

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$600,214	$484,374
Payment of notes payable with issuance of options to purchase common stock	$436,044	$1,393,915

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

Going Concern

The Company has generated losses and negative cash flows from operations since inception.  The Company has historically financed its operations from equity financing. The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.  There can be no assurance that any additional financings, would be available to the Company on satisfactory terms and conditions if at all. The current pandemic known as COVID-19 creates additional uncertainty.

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

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2023.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes coupons, discounts, and processing fees. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

We offer consumer products through our website. Revenue is recognized when control of the goods is transferred to the customer, which occurs upon shipment to the customer.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. There were no potentially dilutive securities for the years ended June 30, 2023 and 2022.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2023, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of June 30, 2023, the Company had inventories of $65,209 net of allowance for inventory reserves amounting to $2,736.

Note 2 – Notes payable

On January 5, 2023, the Company financed its insurance premiums through its insurance broker amounting to $40,127 that carries an annual interest rate of 12% and matures through November 2023 in ten equal payments of $4,013. The net carrying amount of the note is $16,051 and nil as of June 30, 2023 and 2022, respectively.

Note 3 – Notes payable to shareholders

On January 12, 2021, the Company sold convertible notes bearing 12% interest per annum on the principal amount of $360,000, respectively. The principal amount was agreed to be paid in two tranches of $180,000 each, received on February 19, 2021 and March 08, 2021. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.144. The beneficial conversion features of this note were valued at $35,500 and $7,500 for each tranche received and are amortized over the life of the note. On December 13, 2022, the Company converted the notes, in which on that date, the outstanding $360,000 in principle and $76,044 in interest were converted into 2,952,548 fully vested options to purchase common stock. The options expire in five years with the exercise price of $0.02.  The options were valued at $65,236, in the aggregate, using Black Scholes.

On February 04, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $350,000 (“February 2022 Notes”). The note will be paid in three tranches with first tranche of $100,000 received on March 28, 2022. The second and third tranches of $150,000 and $100,000 each, were received on May 3, 2022, and June 21, 2022, respectively. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $ 0.013. The February 2022 Notes contain embedded derivatives, see Note 8.

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

On August 26, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $325,000 (“August 2022 Notes”). The note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second tranche of $100,000 was received on September 19, 2022 and the third tranche of $100,000 was received on October 15, 2022. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.046. The August 2022 Notes contain embedded derivatives, see Note 8.

On December 21, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $120,000 (“December 2022 Notes”). The note is disbursed in four tranches with first tranche of $40,000 received on January 10, 2023, and the remaining tranches of $20,000, $20,000 and $40,000 received on February 10, 2023, March 3, 2023 and March 31, 2023, respectively. The December 2022 Notes contain embedded derivatives, see Note 8.

On April 30, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $100,000 (“April 2023 Notes”). The note is disbursed in three tranches with first tranche of $20,000 received on May 12, 2023, and the remaining tranches of $40,000 each received on May 31, 2023 and June 28, 2023, respectively. The April 2023 Notes contain embedded derivatives, see Note 8.

Amount
Balance of notes payable, net of discount on June 30, 2022	$389,319
Amortization of debt discount	385,413
New Issuances	545,000
Embedded Conversion Feature – Debt discount	(545,000)
Conversion of Notes Payable less Accrued Interest to stock options	(360,000)
Balance of notes payable, net of discount as of June 30, 2023	$414,732

Note 4 – Related Party Transactions

Notes Payable to Shareholder

During the year ended June 30, 2023, the Company received $545,000 in notes payable to related parties which are composed of three notes: (1) $325,000 note, (2) $120,000 note and (3) $100,000 note. The first note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second and third tranches of $100,000 were received on September 19, 2022 and October 15, 2022, respectively.

The second note is disbursed in four tranches with the first tranche of $40,000 received on January 10, 2023, second tranche of $20,000 received on February 10, 2023, third tranche of $20,000 received on March 3, 2023 and fourth tranche of $40,000 received on March 31, 2023.

The third note is disbursed in three tranches with the first tranche of $20,000 received on May 12, 2023, second tranche of $40,000 received on May 31, 2023 and third tranche of $40,000 received on June 28, 2023. See Note 3, Notes Payable to Shareholders, for detail.

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

Note 5 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions.  On June 30, 2023, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 6 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims at June 30, 2023.

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

Note 7 – Stockholders’ Deficit

As of June 30, 2023 and 2022, there were 150,543,635 and 148,543,635 shares of common stock issued and outstanding, respectively.

Common stock issued for services

On March 1, 2023, the Company issued 1,500,000 shares of common stock for services valued at $150,000 with price at $0.10 per share.

On June 30, 2023, the Company issued 500,000 shares of common stock for services valued at $5,950 with price at $0.0119 per share. The Company applied this issuance to outstanding common stock payable amounting to $10,475 and the difference of $4,525 was recorded as a “gain from change in fair value of common stock payable” in the consolidated statements of operations.

During the year ended June 30, 2022, the Company issued 3,819,018 shares of common stock to third parties for services valued at $144,141, respectively, with prices between $0.02 and $0.24 per share.

Restricted stock and Stock options

During the year ended June 30, 2023, and 2022, the Company recognized stock compensation expense on outstanding restricted stock awards of $1,731,781 and $1,689,616, respectively.

During the years ended June 30, 2023 and 2022, the Company granted 27,820,049 and 19,407,076 stock options, in the aggregate, to its board members and consultants. Stock compensation expense is summarized as follows:

	June 30, 2023	June 30, 2022
Restricted stock awards	$1,731,781	$1,689,616
Stock option awards	555,595	324,996
Stock compensation expense	$2,287,376	$2,014,612

The options granted in the fiscal years 2023 and 2022 vest pro-rata over the member’s term, have exercise prices between $0.01 and $0.18 and expire in five years from the date of grant. On June 8, 2022, 8,106,723 options were issued in exchange for $1,309,838 in outstanding principal and interest combined (see Note 4) from notes payable.

On June 15, 2022, the Company granted 2,000,000 stock options to its attorney as compensation.  The options vest pro-rata over five years, have an exercise price of $0.03 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – July 1, 2021	4,094,959	$0.15	2.92
Granted	19,407,076	0.10	4.78
Exercised	-	-	-
Outstanding – June 30, 2022	23,502,035	$0.11	2.92
Granted	27,820,049	0.01	6.10
Exercised	-	-	-
Outstanding – June 30, 2023	51,322,083	$0.04	4.14

The Company recognized $555,595 and $233,471 of expense during the years ended June 30, 2023 and 2022, respectively, in connection with the options and valued with Black Scholes using the following inputs:

	June 30, 2023	June 30, 2022
Stock price	$0.01 – 0.05	$0.02 – 0.03
Exercise price	$0.01 – 0.18	$0.02 – 0.34
Expected term (in years)	5.00	4.94 – 5.00
Volatility (annual)	196.5 - 380.5%	141.5 - 271.1%
Risk-free rate	2.42 - 4.27%	1.39% - 2.94%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2023 is as follows:

Year Ended June 30, 2023
Stock price	$0.01 – 0.05
Exercise price	$0.01 – 0.18
Contractual term (in years)	0.14 – 5.00
Volatility (annual)	166% - 201%
Risk-free rate	3.51% - 4.87%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at June 30, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Derivative liability	$-	$-	$1,004,846	$1,004,846
Total	$-	$-	$1,004,846	$1,004,846

	Fair value measured at June 30, 2022
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
Derivative liability	$-	$-	$577,180	$577,180
Total	$-	$-	$577,180	$577,180

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

There were no transfers between Level 1, 2 or 3 during the years ended June 30, 2023 and 2022.

In the year ending June 30, 2022, the Company recorded a decrease in fair value of derivative liability of $67,358.

In the year ending June 30, 2023, the Company recorded an increase in fair value of derivative liability of $274,919.

The following table presents the activity for derivative liabilities measured at estimated fair value:

Derivative Liability
Balance as of June 30, 2021	$28,576
Additions during the period	484,376
Change in fair value	67,360
Change due to conversion / exercise / redemptions	(3,132)
Balance as of June 30, 2022	$577,180
Additions during the period	702,585
Change in fair value	(274,919)
Balance as of June 30, 2023	$1,004,846

The balance of the derivative liability at June 30, 2023 and 2022 was $1,004,846 and $577,180, respectively.

Note 9 – Income Taxes

The Company files corporate income tax returns in the United States (federal) and in Delaware.  Since the Company incurred net operating losses in every tax year since inception, the 2021, 2022 and 2023 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

As of June 30, 2023, the Company had federal net operating loss carry forwards of $7,160,000 and state net operating loss carryforwards of $5,595,000. Of the $7.2 million of federal NOL’s, $7.0 million have no expiration, but have limited utilization of 80% of current years taxable income while $.2 million will begin to expire during 2037. State net operating loss carryforwards will begin to expire in 2039 through 2043. The Company also had net operating losses of $33,189 in China which will begin to expire in 2033. Net operating loss carry forwards may be limited in available usage under Internal Revenue Code 382 as a result of the issuance of additional stock. The Company is currently reviewing the limitation.

Other than minimum taxes, the company does not incur a provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2023	2022
Deferred Tax Assets
Net Operating Loss Carryforward	$1,909,614	$1,427,731
Stock Based Compensation	1,825,873	1,193,811
Unrealized loss on Debt conversion	10,121	10,036
Valuation Allowance	(3,745,608)	(2,631,578)
Net Deferred Tax Assets	$-	$-

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended June 30,
	2023	2022
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	9.17%	6.26%
Permanent items	1.68%	-%
Other	0.01%	(0.40)%
Valuation Allowance	(31.86)%	(26.86)%
Provision for income taxes	-%	-%

Note 10 – Subsequent Events

On August 9, 2023, the Company entered into a binding LOI (the “LOI”) with LeSalon Beauty Ltd., a company incorporated in England and Wales.  Under the terms of the LOI, the Company and LeSalon have agreed to enter into an Asset Purchase Agreement (the “APA”) for the purchase and sale of the assets of LeSalon in exchange for a total purchase price of $1,400,000, which shall consist of $100,000 cash to be paid within fourteen (14) days of closing of the APA and $1,300,000 worth of restricted common stock of the Company, to be paid within forty-five days of the signing of the APA.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this Item for the year ended June 30, 2023.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Matthew Reid, 49, CEO, CFO, President, Secretary and Director.  Matthew Reid is an experienced founder who has worked in the venture capital and private equity industry for the past 15 years where he has focused on sales, management, marketing and business development. He has owned and operated several successful businesses ranging from a commercial real estate mortgage company to a media investment group. During the last five years Mr. Reid has been working for himself developing apps and projects that eventually lead to the creation of the Company and has not worked at any other companies. Mr. Reid holds a Bachelor of Arts degree from New York University.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of October 2, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 150,543,635 shares of our common stock issued and outstanding as of October 2, 2023. Unless otherwise indicated, the address of each officer and director listed below is c/o APPlife Digital Solutions, Inc., 50 California St, #1500, San Francisco, CA 94111.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Matt Reid, Sole Officer and Director	Common	102,239,109 Shares	67.91%
Don Savant, Director	Common	381,579	0.25%
Tracy Gray, Director	Common	381,579	0.25%
Sid Ganis, Director	Common	375,000	0.25%
All Officers and Directors	Common	103,377,267 Shares	68.67%
Stephen Solarsh	Common	11,900,327 Shares	7.90%

RELATED PARTY TRANSACTIONS

Due to Officer

During the year ending June 30, 2023, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2023 and 2022 was $1,000 and $0, respectively. There are no definitive repayment terms and no interest is accruing on these advances.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm since April 15, 2019. The audit fees to RBSM for the year ended June 30, 2023 and 2022 were approximately $30,000 and $25,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last three fiscal quarters for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q amounted to $18,000 each quarter.

Tax Fees

RBSM did not charge us any tax fees for the year ended June 30, 2023 and 2022, respectively.

All Other Fees

RBSM billed $5,000 during the year ended June 30, 2023 for their procedures related to issuance of consent and S-1 filing.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: October 2, 2023	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	October 2, 2023
Matt Reid