Form 10-Q
period 2023-09-30
APPlife Digital Solutions Inc
filed 2023-11-14
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☐ Yes  ☒ No

As of November 14, 2023 a total of 150,543,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
		(Audited)
ASSETS
Current assets
Cash	$34,929	$57,619
Accounts receivable	1,680	-
Prepaid expenses	31,496	35,436
Inventories	63,751	65,209
Total assets	131,856	158,264

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$195,305	$157,696
Unearned income	271	-
Notes payable	8,025	16,051
Notes payable to shareholders	221,076	262,955
Derivative liabilities	916,510	1,004,846
Due to officer	1,000	1,000
Total current liabilities	1,342,187	1,442,548

Notes payable to shareholders - noncurrent, net	232,880	151,777
Total liabilities	1,575,067	1,594,325

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 150,543,635 shares issued and outstanding as of both September 30, 2023 and June 30, 2023	150,545	150,545
Additional paid-in capital	15,952,114	15,287,798
Accumulated (deficit)	(17,545,870)	(16,874,404)
Total stockholders’ (deficit)	(1,443,211)	(1,436,061)
Total liabilities and stockholders’ deficit	$131,856	$158,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2023	2022
Revenue	$3,854	$16,961
Cost of goods sold	(1,458)	(13,370)
Gross profit	2,396	3,591

Operating expenses	587,705	660,825
Total operating expenses	587,705	660,825

Loss from operations	(585,309)	(657,234)

Other income (expense)
Interest expense	(138,798)	(117,762)
Change in fair value of derivative liability	52,641	115,249
Net loss before provision for income taxes	(671,466)	(659,747)

Provision for income taxes	-	-
Net loss	$(671,466)	$(659,747)

Basic and diluted loss per share	$(0.01)	$(0.01)

Average number of common shares outstanding – basic and diluted	60,543,635	53,076,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, June 30, 2022	148,543,635	148,545	12,410,428	(13,377,831)	$(818,858)
Stock compensation	-	-	495,376		495,376
Net loss	-	-	-	(659,747)	(659,747)
Balance, September 30, 2022	148,543,635	$148,545	$12,905,804	$(14,037,578)	$(983,229)

Balance, June 30, 2023	150,543,635	150,545	15,287,798	(16,874,404)	(1,436,061)
Stock compensation	-	-	460,101	-	460,101
Settlement of notes payable with issuance of options to purchase common stock	-	-	118,016	-	118,016
Settlement of derivative liability upon conversion of debt	-	-	86,199	-	86,199
Net loss	-	-	-	(671,466)	(671,466)
Balance, September 30, 2023	150,543,635	$150,545	$15,952,114	$(17,545,870)	$(1,443,211)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(671,466)	$(659,747)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	139,224	69,113
Interest expense	(920)	25,274
Stock compensation expense	460,101	495,376
Change in fair value of derivative liability	(52,641)	(115,249)
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	-
Prepaid expenses	(4,086)	3,197
Inventories	1,458	(6,968)
Accounts payable and accrued expenses	27,049	(112)
Unearned income	271	-
Net cash used in operating activities	(102,690)	(189,116)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from notes payable to shareholders	80,000	225,000
Net cash provided from financing activity	80,000	225,000

Net (decrease) increase in cash	(22,690)	35,884
Cash, beginning of period	57,619	189,233
Cash, end of period	$34,929	$225,117

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$80,000	$-
Payment of notes payable with issuance of options to purchase common stock	$118,016	$-
Settlement of derivative liability upon conversion of debt	$86,199	$-

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2023, as filed with the SEC on October 2, 2023. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending June 30, 2024.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2023.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were 61,136,837 and 23,752,035 potentially dilutive securities for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, there were 90,000,000 restricted stock units to Matt Reid, respectively, that were excluded in the calculation of the weighted-average number of common shares outstanding during the period since they are still unvested.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of September 30, 2023, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of September 30, 2023, the Company had inventories of approximately $63,751 net of allowance for inventory reserves amounting to $2,736.

Note 2 – Notes payable

On January 5, 2023, the Company financed its insurance premiums through its insurance broker amounting to $40,127 that carries an annual interest rate of 12% and matures through November 2023 in ten equal payments of $4,013. The net carrying amount of the note is $8,025 and $16,051 as of September 30, 2023 and June 30, 2023, respectively.

Note 3 – Notes payable to stockholders

On February 4, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $350,000 (“February 2022 Notes”). The note will be paid in three tranches with first tranche of $100,000 received on March 28, 2022. The second and third tranches of $150,000 and $100,000 each, were received on May 3, 2022, and June 21, 2022, respectively. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $ 0.013. The February 2022 Notes contain embedded derivatives, see Note 8.

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

On April 24, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $280,000 (“April 24, 2023 Notes”). The note is disbursed in two tranches with first tranche of $80,000 received on July 31, 2023, and the remaining tranche of $200,000 to be issued within three (3) business days of signing and effect of the acquisition agreement with LeSalon Beauty Ltd. The April 24, 2023 Notes contain embedded derivatives, see Note 8.

On April 30, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $100,000 (“April 30, 2023 Notes”). The note is disbursed in three tranches with first tranche of $20,000 received on May 12, 2023, and the remaining tranches of $40,000 each received on May 31, 2023 and June 28, 2023, respectively. The April 30, 2023 Notes contain embedded derivatives, see Note 8.

On September 27, 2023, the Company converted the first tranche of the February 2022 Notes with principal balance amounting to $100,000 and $18,016 of accrued interest into 5,632,283 stock options.. The options expire in five years with the exercise price at $0.02. The options were valued at $167,961 using Black Scholes.

Amount
Balance of notes payable, net of discount on June 30, 2023	$414,732
Amortization of debt discount	139,224
New Issuances	80,000
Embedded Conversion Feature - Debt discount	(80,000)
Conversion of Notes Payable to stock options	(100,000)
Balance of notes payable, net of discount as of September 30, 2023	$453,956
Less current portion	221,076
Noncurrent portion of notes payable, net of discount as of September 30, 2023	$232,880

Note 4 – Related Party Transactions

Notes Payable to Stockholder

During the three months ended September 30, 2023, the Company received $280,000 in notes payable to a related party. The first tranche of $80,000 was received on July 31, 2023. The remaining balance of $200,000 is to be received within three (3) business days of signing and effect of the acquisition agreement with LeSalon Beauty Ltd.

On September 27, 2023, the Company converted the first tranche of the February 2022 Notes amounting to $100,000 notes into options to purchase common stock. See Note 3, Notes Payable to Shareholders, for detail.

Note 5 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions.  On September 30, 2023, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 6 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at September 30, 2023.

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

Note 7 – Stockholders’ Deficit

As of September 30, 2023, and June 30, 2023, there were 150,543,635 shares of common stock issued and outstanding.

Restricted stock and stock options

During the three months ended September 30, 2023 and 2022, the Company recognized stock compensation expense on outstanding restricted stock awards of $359,375 and $436,504, respectively.

During the three months ended September 30, 2023 and 2022, the Company recognized $100,726 and $58,872 of expense related to the vesting of stock options to its board members and consultants. Stock compensation expense is summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Restricted stock awards	$359,375	$436,504
Stock options awards	100,726	58,872
Stock compensation expense	$460,101	$495,376

During the three months ended September 30, 2023, the Company granted 4,176,471 options to its board members and consultants. The options granted in fiscal year 2024 vest pro-rata over the member’s term, have exercise prices ranging from $0.017 - $0.021 and expire in five years from the date of grant.

On September 27, 2023, the Company converted a total of $118,016 in outstanding notes payable and interest into 5,638,283 options to purchase common stock (see Notes 3 and 4).

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2023	51,322,083	$0.04	4.14
Granted	9,814,754	0.02	4.88
Exercised	-	-	-
Outstanding – September 30, 2023	61,136,837	$0.04	4.04

Outstanding – June 30, 2022	23,752,035	$0.11	2.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2022	23,752,035	$0.08	4.33

The Company valued the options granted with Black Scholes using the following inputs:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Stock price	$0.017 – 0.021	$0.026 – 0.057
Exercise price	$0.017 – 0.021	$0.018 – 0.046
Expected term (in years)	1.00 - 5.00	0.99 – 2.14
Volatility (annual)	250.6 - 297.8%	213 - 215%
Risk-free rate	3.48% - 4.67%	3.37% - 4.22%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2023 is as follows:

Three Months Ended September 30, 2023
Stock price	$0.01 – 0.03
Exercise price	$0.01 – 0.03
Contractual term (in years)	1.00 – 5.00
Volatility (annual)	296% - 302%
Risk-free rate	4.88% - 5.03%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at September 30, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2023
Derivative liability	$-	$-	$916,510	$916,510
Total	$-	$-	$916,510	$916,510

	Fair value measured at June 30, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Derivative liability	$-	$-	$1,004,846	$1,004,846
Total	$-	$-	$1,004,846	$1,004,846

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

There were no transfers between Level 1, 2 or 3 during the three months ended September 30, 2023 and 2022.

During the three months ended September 30, 2023 and 2022, the Company recorded gains of $52,641 and $115,249, respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the periods ended September 30, 2023:

Derivative Liability
Balance as of June 30, 2023	$1,004,846
Additions during the period	50,504
Change in fair value	(52,641)
Change due to conversion / exercise / redemptions	(86,199)
Balance as of September 30, 2023	$916,510

The balance of the derivative liability at September 30, 2023 and June 30, 2023 was $916,510 and $1,004,846, respectively.

Note 9 – Subsequent Events

On October 3, 2023, the Company entered into a contractor agreement (the “CLO Agreement”) with its Chief Legal Officer (the “CLO”), Michael Wheeler. Under the terms of the agreement, the CLO shall receive stock options for the legal corporate transactional work that has been and will be conducted in the near future in an amount of (a) 3,000,000 shares to vest upon execution of the CLO Agreement, (b) 3,000,000 shares to vest on October 3, 2024 and (c) 5,000,000 shares to vest on October 3, 2025 which shall have a term of five years from the date the options become exercisable.

October 10, 2023, the Company’s Chief Technical Officer (the “CTO”), Brian Thomas, shall receive stock options for shares of common stock as compensation for services rendered in the aggregate amount of 10,982,708 shares to vest in twelve (12) quarters of 915,225 stock options each quarter for a five-year term from the date the Company granted the stock options in pursuant to the contractor agreement entered into by the Company and the CTO on September 15, 2023.

On October 11, 2023, the Company entered into a contractor agreement (the “EVP Agreement) with its EVP Director of Digital Operations (the “EVP”), Mark Messina. Under the terms of the agreement, the EVP shall receive stock options as compensation for services rendered in the aggregate amount of 6,259,714 shares to vest quarterly over the term of the EVP Agreement and have a term of five years from the date such stock options become exercisable. The EVP shall be able to exercise the options for a five-year term from the date the Company granted such stock options.

On October 24, 2023, the Company entered into an asset purchase agreement with LeSalon Beauty Ltd., a company incorporated in England and Wales (“LeSalon”).  Under the terms of the APA, the Company and LeSalon have agreed to purchase the assets of LeSalon in exchange for a total purchase price of $1,400,000, which shall consist of $100,000 cash to be paid within fourteen (14) days of closing of the APA and $1,300,000 worth of restricted common stock of the Company, to be paid within forty-five (45) days of the closing of the APA. In the event the common stock of the Company does not trade exceed a three (3) day average trading price of at least $0.10 beginning on the date of the APA and ending on the six (6) month anniversary of the APA (the “Makeup Period”), the Company shall make up the difference by taking 13,000,000 shares and multiplying it by the product of $0.10 minus the highest three (3) day average traded price during the Make-up Period.  LeSalon’s founders agree to provide transition services to the Company for a period of at least twelve (12) months following the closing of the APA.

On November 6, 2023, the Company entered into a Brand Advisory Agreement (the “BA Agreement”) with its Brand Ambassador, Sarah Uphoff. Under the terms of the agreement, the Brand Ambassador shall receive stock options as compensation for services rendered in the aggregate amount of 500,000 shares to vest in four (4) quarters of 125,000 stock options each quarter for one (1) year from the date the Company granted the stock options in pursuant to the BA agreement. The share options have a term of five (5) years from the date they become exercisable.

On November 9, 2023, the Company entered into a Digital Marketing Director Agreement (the “DMD Agreement”) with its Brand Advisor, Grace Fernandez. Under the terms of the agreement, the Brand Advisor shall receive stock options as compensation for services rendered in the aggregate amount of 500,000 shares to vest in 4 quarters of 125,000 stock options each quarter for a 1-year term from the date the Company granted the stock options in pursuant to the BA agreement. The share options have a term of 5 years from the date they become exercisable.

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

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects ecommerce and cloud-based business over the next year, work to add partnerships and add additional in-house developed projects. We plan to engage multiple resources such as adding staff, create partnerships, and as capital becomes available, to market and grow revenue.

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

Results of Operations for Three Months Ended September 30, 2023 and September 30, 2022

Revenue

For the three months ended September 30, 2023 and 2022, we generated revenue of $3,854 and $16,961, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the three months ended September 30, 2023 and 2022 we had operating losses of $585,309 and $657,234, respectively.  This increase was due primarily to increase in stock compensation and professional fees paid to consultants.

Other Income (Expense)

For the three months ended September 30, 2023 and 2022, we had other expenses of $86,157 and $2,513, respectively. The other expense during the three months ended September 30, 2023, was due to the interest expense of $138,798, partially offset by the change in fair value of derivative liabilities of $52,641. The other expense during the three months ended September 30, 2022, was primarily due to interest expense of $117,762 partially offset by the change in fair value of derivative liabilities of $115,249.

Net loss

We reported a net loss of $671,466 and $659,747 for the three months ended September 30, 2023 and 2022, respectively.

Working Capital (Deficit)

	September 30, 2023	June 30, 2023
Current assets	$131,856	$158,264
Current liabilities	1,342,187	1,442,548
Working capital (deficit)	$(1,210,331)	$(1,284,284)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities of $1,342,187 include $916,510 of derivative liabilities which relate to the convertible notes payable and stock options.  Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit of $17,545,870 and $16,874,404 as of September 30, 2023 and June 30, 2023, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net Cash Used in Operating Activities	$(102,690)	$(189,116)
Net Cash Provided by Financing Activities	80,000	225,000
Net (Decrease) Increase in Cash	$(22,690)	$35,884

Our cash balance was $34,929 on September 30, 2023. We recorded a net loss of $671,466 for the three months ended September 30, 2023. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations. We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the three months ended September 30, 2023 and 2022, the Company used $102,690 and $189,116 in cash to fund our operating activities, respectively.

During the three months ended September 30, 2023, the cash used in operating activities was the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by amortization of debt discount, interest expense, issuances of common stock for services, stock compensation expense and an increase in working capital accounts.

During the three months ended September 30, 2022, the cash used was primarily the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by amortization of debt discount, interest expense, issuance of common stock for services, stock compensation expense and an increase in working capital accounts.

Financing Activities

Net cash provided by financing activities was $80,000 and $225,000 during the three months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023, the Company received $80,000 of proceeds from the issuance of notes payable to shareholders.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of September 30, 2023, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: November 14, 2023	/s/ Matt Reid
Matt Reid,
Principal Executive Officer,
Principal Accounting Officer and Director