Form 10-K/A
period 2023-06-30
APPlife Digital Solutions Inc
filed 2024-01-11
CIK 1755101

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

As of October 2, 2023, a total of 150,543,635 shares of our common stock were outstanding.

Auditor Name	Auditor Location	Auditor ID:
RBSM, LLP	New York, NY	PCAOB ID: 587

EXPLANATORY NOTE

APPLife Digital Solutions, Inc. is referred to herein as “we”, “us”, “our”, or the “Company”.  We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, originally filed on October 2, 2023 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff of the Securities and Exchange Commission (the “SEC”) in connection with their review of the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original 10-K.  This Amendment does not reflect events occurring after the date of the filing of the Original 10-K and, except as expressly set forth herein, speaks as of the date of the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the filing of the Original 10-K.

Part II. Item 9A of the Original 10-K is hereby amended in its entirety and is being replaced with this amended Item 9A:

Item 9A. Controls and Procedures

Disclosure Controls and Procedure

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•Refer to the upkeep of records which, with reasonable detail, accurately and fairly reflect our transactions and dispositions;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company;

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

•Provide reasonable assurance that any unauthorized cash transactions are detected and prevented; and

•Provide reasonable assurance, that potential erroneous accounting entries are identified and corrected in a timely manner.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting (as described below).

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2023 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended June 30, 2023. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: January 10, 2024	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	January 10, 2024
Matt Reid