Form 10-Q
period 2023-12-31
APPlife Digital Solutions Inc
filed 2024-02-14
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

☐ Yes  ☒ No

As of February 14, 2024, a total of 150,543,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
		(Audited)
ASSETS
Current assets
Cash	$157,875	$57,619
Accounts receivable	1,680	-
Prepaid expenses	36,482	35,436
Inventories	53,081	65,209
Total assets	249,118	158,264

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$293,916	$157,696
Notes payable	-	16,051
Convertible notes payable to shareholder	208,667	262,955
Notes payable to shareholder	350,000	-
Derivative liabilities	904,565	1,004,846
Due to officer	21,000	1,000
Total current liabilities	1,778,148	1,442,548

Convertible notes payable to shareholder - noncurrent, net	148,108	151,777
Total liabilities	1,926,256	1,594,325

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 150,543,635 shares issued and outstanding as of both December 31, 2023 and June 30, 2023	150,545	150,545
Additional paid-in capital	16,197,818	15,287,798
Accumulated deficit	(18,025,501)	(16,874,404)
Total stockholders’ deficit	(1,677,138)	(1,436,061)
Total liabilities and stockholders’ deficit	$249,118	$158,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$1,944	$14,078	$5,798	$31,039
Cost of goods sold	(10,854)	(12,526)	(12,312)	(25,896)
Gross (loss) profit	(8,910)	1,552	(6,514)	5,143

Operating expenses	583,585	813,552	1,171,290	1,474,377
Total operating expenses	583,585	813,552	1,171,290	1,474,377

Loss from operations	(592,495)	(812,000)	(1,177,804)	(1,469,234)

Other income (expense)
Interest expense	(223,074)	(212,613)	(361,872)	(330,375)
Gain on termination of conversion feature on debt	417,526	-	417,526	-
Change in fair value of derivative liability	(81,588)	135,423	(28,947)	250,672

Net loss before provision for income taxes	(479,631)	(889,190)	(1,151,097)	(1,548,937)

Provision for income taxes	-	-	-	-
Net loss	$(479,631)	$(889,190)	$(1,151,097)	$(1,548,937)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Average number of common shares outstanding - basic and diluted	60,543,635	53,076,511	60,543,635	53,076,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2022	148,543,635	$148,545	$12,905,804	$(14,037,578)	$(983,229)
Stock compensation	-	-	581,733	-	581,733
Settlement of notes payable with issuance of options to purchase common stock	-	-	436,044	-	436,044
Net loss	-	-	-	(889,190)	(889,190)
Balance, December 31, 2022	148,543,635	$148,545	$13,923,581	$(14,926,768)	$(854,642)

Balance, June 30, 2022	148,543,635	$148,545	$12,410,428	$(13,377,831)	$(818,858)
Stock compensation	-	-	1,077,109	-	1,077,109
Settlement of notes payable with issuance of options to purchase common stock	-	-	436,044	-	436,044
Net loss	-	-	-	(1,548,937)	(1,548,937)
Balance, December 31, 2022	148,543,635	$148,545	$13,923,581	$(14,926,768)	$(854,642)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2023	150,543,635	$150,545	$15,952,114	$(17,545,870)	$(1,443,211)
Stock compensation	-	-	449,919	-	449,919
Reversal of converted stock options upon amendment of notes payable agreement	-	-	(118,016)	-	(118,016)
Reversal of previously eliminated derivative liability upon amendment of notes payable agreement	-	-	(86,199)	-	(86,199)
Net loss	-	-	-	(479,631)	(479,631)
Balance, December 31, 2023	150,543,635	$150,545	$16,197,818	$(18,025,501)	$(1,677,138)

Balance, June 30, 2023	150,543,635	$150,545	$15,287,798	$(16,874,404)	$(1,436,061)
Stock compensation	-	-	910,020	-	910,020
Settlement of notes payable with issuance of options to purchase common stock	-	-	118,016	-	118,016
Eliminate derivative liability upon conversion of debt	-	-	86,199	-	86,199
Reversal of converted stock options upon amendment of notes payable agreement	-	-	(118,016)	-	(118,016)
Reversal of previously eliminated derivative liability upon amendment of notes payable agreement	-	-	(86,199)	-	(86,199)
Net loss	-	-	-	(1,151,097)	(1,151,097)
Balance, December 31, 2023	150,543,635	$150,545	$16,197,818	$(18,025,501)	$(1,677,138)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,151,097)	(1,548,937)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	292,043	223,865
Interest expense	40,665	-
Stock compensation expense	910,020	1,077,109
Gain on termination of conversion feature on debt	(417,526)	-
Change in fair value of derivative liability	28,947	(250,672)
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	-
Prepaid expenses and other current assets	(17,097)	6,552
Inventories	12,128	(7,775)
Accounts payable and accrued expenses	103,853	112,164
Net cash used in operating activities	(199,744)	(387,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable to shareholders	280,000	325,000
Proceeds from amounts due to officer	20,000	-
Net cash provided from financing activities	300,000	325,000

Net increase (decrease) in cash and cash equivalents	100,256	(62,694)
Cash and cash equivalents, beginning of period	57,619	189,233
Cash and cash equivalents, end of period	$157,875	126,539

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$280,000	379,700
Payment of notes payable with issuance of options to purchase common stock	$-	436,044

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2023, as filed with the SEC on October 2, 2023. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending June 30, 2024.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2023.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  As of December 31, 2023 and June 30, 2023, there were 61,457,065 and 30,499,099 potentially dilutive securities, respectively. As of December 31, 2023 and 2022, there were 90,000,000 restricted stock units to Matt Reid, respectively, that were excluded in the calculation of the weighted-average number of common shares outstanding during the period since they are still unvested

Fair Value of Financial Instruments

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of December 31, 2023, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of December 31, 2023, the Company had inventories of approximately $53,081 net of allowance for inventory reserves amounting to $2,736.

Note 2 – Notes payable

On January 5, 2023, the Company financed its insurance premiums through its insurance broker amounting to $40,127 that carries an annual interest rate of 12% and matures through November 2023 in ten equal payments of $4,013. The net carrying amount of the note is $0 and $16,051 as of December 31, 2023 and June 30, 2023, respectively.

Note 3 – Convertible notes payable to shareholder

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

On April 24, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $280,000 (“April 24, 2023 Notes”). The first tranche of $80,000 was received on July 31, 2023 and the remaining tranches of $100,000 each received on October 13, 2023 and December 1, 2023, respectively. The April 24, 2023 Notes contain embedded derivatives, see Note 8.

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

On September 27, 2023, the Company converted the first tranche of the February 2022 Notes with principal balance amounting to $100,000 and $18,016 of accrued interest into 5,632,283 stock options. The options expire in five years with the exercise price at $0.02. The options were valued at $167,961 using Black Scholes.

On December 31, 2023, the Company amended the terms of the February 2022 Notes by revising its settlement from conversion into shares of the Company’s common stock to cash upon maturity, which is twelve (12) months following the date of amendment, losing the convertible feature of the February 2022 Notes and retaining the principal and interest on the 1st tranche that was previously converted amounting to $100,000 and $18,016, respectively. See Note 4, Notes payable to shareholder, for detail.

The outstanding balance of notes payable were as follows:

	December 31, 2023	June 30, 2023
Principal balance	$1,175,000	$895,000
Unamortized debt discount	(468,225)	(480,268)
Reclassification to notes payable without conversion feature (See Note 4, Notes payable to shareholder, for detail)	(350,000)	-
	$356,775	$414,732

A detailed roll forward schedule is shown as follows:

Amount
Balance of convertible notes payable, net of discount on June 30, 2023	$414,732
Amortization of debt discount	292,043
New Issuances	280,000
Embedded Conversion Feature - Debt discount	(280,000)
Reclassification to notes payable without conversion feature	(350,000)
Balance of convertible notes payable, net of discount as of December 31, 2023	$356,775
Less current portion	208,667
Noncurrent portion of convertible notes payable, net of discount as of December 31, 2023	$148,108

Note 4 – Notes payable to shareholder

On December 31, 2023, the Company amended the terms of the February 2022 Note (See Note 3 for further detail) by revising its settlement from conversion into shares of the Company’s common stock to cash upon maturity, which is twelve (12) months following the date of amendment, losing the convertible feature of the February 2022 Notes and retaining the principal and interest on the 1st tranche that was previously converted amounting to $100,000 and $18,016, respectively.

The net carrying amount of the notes payable to shareholder is $350,000 and $0 as of December 31, 2023 and June 30, 2023, respectively.

Note 5 – Related Party Transactions

Notes Payable to Shareholder

During the six months ended December 31, 2023, the Company received $280,000 in notes payable to a related party. The first tranche of $80,000 was received on July 31, 2023, second tranche of $100,000 was received on October 13, 2023 and the third tranche of $100,000 was received on December 1, 2023.

On September 27, 2023, the Company converted the first tranche of the February 2022 Notes amounting to $100,000 notes into options to purchase common stock. On December 31, 2023, the Company amended the February 2022 Notes by revising its settlement from conversion into shares of the Company’s common stock to cash upon maturity, which is twelve (12) months following the date of amendment, losing the convertible feature of the February 2022 Notes and retaining the principal and interest on the 1st tranche that was previously converted amounting to $100,000 and $18,016, respectively. See Note 4, Notes Payable to Shareholders, for detail.

Note 6 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions.  On December 31, 2023, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 7 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at December 31, 2023.

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

Note 8 – Stockholders’ Deficit

As of December 31, 2023, and June 30, 2023, there were 150,543,635 shares of common stock issued and outstanding.

Restricted stock and stock options

During the three and six months ended December 31, 2023, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $449,919 and $910,021, respectively. During the three and six months ended December 31, 2022, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $581,733 and $1,077,109, respectively.

During the three and six months ended December 31, 2023, the Company recognized $90,545 and $191,271 of expense related to the vesting of stock options to its board members and consultants. During the three and six months ended December 31, 2022, the Company recognized $145,229 and $204,101 of expense related to the vesting of stock options to its board members and consultants. Stock compensation expense is summarized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Restricted stock awards	$359,374	$436,504	$718,750	$873,008
Stock options awards	90,545	145,229	191,271	204,101
Total	$449,919	$581,733	$910,021	$1,077,109

During the six months ended December 31, 2023, the Company granted 15,773,265 options to its board members and consultants and cancelled 5,638,283 options to one of its shareholders. The options granted in fiscal year 2024 vest pro-rata over the member’s term, have exercise prices ranging from $0.017 - $0.036 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2023	51,322,083	$0.04	4.14
Granted	15,773,265	0.02	4.62
Reversal of conversion	(5,638,283)	-	-
Exercised	-	-	-
Outstanding – December 31, 2023	61,457,065	$0.05	3.97

Outstanding – June 30, 2022	23,502,035	$0.11	2.92
Granted	6,997,064	0.03	4.69
Exercised	-	-	-
Outstanding – December 31, 2022	30,499,099	$0.05	4.25

In connection with the options the Company and valued with Black Scholes using the following inputs:

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Stock price	$0.02 – 0.04	$0.02 – 0.03
Exercise price	$0.02 – 0.04	$0.02 – 0.34
Expected term (in years)	1.00 - 5.00	4.94 – 5.00
Volatility (annual)	195.6 - 297.8%	196.5 – 380.5%
Risk-free rate	3.48% - 5.39%	2.42% - 4.22%

Note 9 – Derivative Liability

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the Six Months Ended December 31, 2023 is as follows:

Six Months Ended December 31, 2023
Stock price	$0.02 – 0.04
Exercise price	$0.02 – 0.03
Contractual term (in years)	0.42 – 1.50
Volatility (annual)	245% - 302%
Risk-free rate	4.23% – 5.04%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Derivative liability	$-	$-	$904,565	$904,565
Total	$-	$-	$904,565	$904,565

	Fair value measured at June 30, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Derivative liability	$-	$-	$1,004,846	$1,004,846
Total	$-	$-	$1,004,846	$1,004,846

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

There were no transfers between Level 1, 2 or 3 during the six months ended December 31, 2023.

During the three and six months ended December 31, 2023, the Company recorded losses of $81,588 and $28,947 respectively, from the change in fair value of derivative liability.

During the three and six months ended December 31, 2022, the Company recorded gains of $135,423 and $250,672 respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended December 31, 2023:

Derivative Liability
Balance as of June 30, 2023	$1,004,846
Additions during the period	288,298
Change due to conversion to stock options	(86,199)
Reversal of converted options	86,199
Change in fair value	28,947
Change due to termination of conversion feature on debt	(417,526)
Balance as of December 31, 2023	$904,565

The balance of the derivative liability at December 31, 2023 and June 30, 2023 was $904,565 and $1,004,846, respectively.

Note 10 – Subsequent Events

On January 30, 2024, the Company sold notes payable bearing 12% interest per annum in the principal amount of $30,000 (“January 2024 Notes”) with a maturity of one (1) year from the date of the note. Upon maturity, the entire outstanding principal shall be due and all accrued interest thereon shall be payable in one balloon payment made on or before the maturity date.

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

Results of Operations for Three Months Ended December 31, 2023 and December 31, 2022

Revenue

For the three months ended December 31, 2023 and 2022, we generated revenue of $1,944 and $14,078, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

The decrease was primarily due to successful marketing efforts in 2022 that were decreased in 2023.

Operating Loss

For the three months ended December 31, 2023 and 2022 we had operating losses of $592,495 and $812,000, respectively.  This decrease was due primarily to less stock compensation and professional fees incurred due to non-renewal of one of the Company’s consultants in the previous quarter.

Other Income (Expense)

For the three months ended December 31, 2023 and 2022, we had other income (expense) of $112,864 and ($77,190), respectively. The other income during the three months ended December 31, 2023, was due to the gain on termination of conversion feature on debt of $417,526, partially offset by interest expense of $223,074 and change in fair value of derivative liabilities of $81,588. The other expense during the three months ended December 31, 2022, was primarily due to interest expense of $212,613 offset by the change in fair value of derivative liabilities of $135,423.

Net loss

We reported a net loss of $479,631 and $889,190 for the three months ended December 31, 2023 and 2022, respectively.

Results of Operations for Six Months Ended December 31, 2023 and December 31, 2022

Revenue

For the six months ended December 31, 2023 and 2022, we generated revenue of $5,798 and $31,039, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

The decrease was primarily due to successful marketing efforts in the first six months of 2022 that were minimized in 2023.

Operating Loss

For the six months ended December 31, 2023 and 2022, we had operating losses of $1,177,804 and $1,469,234, respectively.  This decrease was due primarily to less stock compensation and professional fees incurred due to non-renewal of one of the Company’s consultants in the previous quarter.

.

Other Income (Expense)

For the six months ended December 31, 2023 and 2022, we had other income (expense) of $26,707 and ($79,703), respectively. The other income during the six months ended December 31, 2023, was due to the gain on termination of conversion feature on debt of $417,526, partially offset by the interest expense of $361,872 and change in fair value of derivative liabilities of $28,947.  The other expense during the six months ended December 31, 2022, was due to the interest expense or $330,375, partially offset by the change in fair value of derivative liabilities of $250,672.

Net loss

We reported a net loss of $1,151,097 and $1,548,937 for the six months ended December 31, 2023 and 2022, respectively.

Working Deficit

	December 31, 2023	June 30, 2023
Current assets	$249,118	$158,264
Current liabilities	1,778,148	1,442,548
Working deficit	$(1,529,030)	$(1,284,284)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities as of December 31, 2023 and June 30, 2023 amounting to $1,778,148 and $1,442,548, respectively, include $904,565 and $1,004,846 of derivative liabilities which relate to the convertible notes payable and stock options.  Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit of $18,025,501 and $16,874,404 as of December 31, 2023 and June 30, 2023, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Net Cash (Used) in Operating Activities	$(199,744)	$(387,694)
Net Cash (Used) in Investing Activities	-	-
Net Cash Provided by Financing Activities	300,000	325,000
Net Increase / (Decrease) in Cash	$100,256	$(62,694)

Our cash balance was $157,875 as of December 31, 2023.  We recorded a net loss of $1,151,097 for the six months ended December 31, 2023. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the six months ended December 31, 2023 and 2022, the Company used $199,744 and $387,694 in cash to fund our operating activities, respectively.

During the six months ended December 31, 2023, the cash used in operating activities was the result of net loss during the period and gain from termination of conversion feature on debt, partially offset by stock compensation expense, amortization of debt discount, interest expense, change in fair value of derivative liabilities and an increase in working capital accounts.

During the six months ended December 31, 2022, the cash used was primarily the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by stock compensation expense, amortization of debt discount and an increase in working capital accounts.

Financing Activities

Net cash provided by financing activities was $300,000 and $325,000 during the six months ended December 31, 2023 and 2022, respectively.

During the six months ended December 31, 2023, the Company received $280,000 of proceeds from the issuance of notes payable to shareholders and $20,000 of proceeds from amounts due to officer.

During the six months ended December 31, 2022, the Company received $325,000 of proceeds from the issuance of notes payable to shareholders.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of December 31, 2023, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 14, 2024	/s/ Matt Reid
Matt Reid,
Principal Executive Officer,
Principal Accounting Officer and Director