Form 10-Q
period 2024-03-31
APPlife Digital Solutions Inc
filed 2024-05-15
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes  ☒ No

As of May 13, 2024, a total of 150,543,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
		(Audited)
ASSETS
Current assets
Cash	$28,740	$57,619
Accounts receivable	1,680	-
Prepaid expenses	33,430	35,436
Inventories	45,373	65,209
Total current assets	109,223	158,264

Deposit on asset purchase	100,000	-
Total assets	209,223	158,264

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$326,351	$157,696
Notes payable	-	16,051
Convertible notes payable to stockholder	356,160	262,955
Notes payable to stockholder	380,000	-
Derivative liabilities	824,775	1,004,846
Due to officer	51,000	1,000
Total current liabilities	1,938,286	1,442,548

Convertible notes payable to stockholder - noncurrent, net	124,510	151,777
Total liabilities	2,062,796	1,594,325

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 150,543,635 shares issued and outstanding as of both March 31, 2024 and June 30, 2023	150,545	150,545
Additional paid-in capital	16,659,877	15,287,798
Accumulated deficit	(18,663,995)	(16,874,404)
Total stockholders’ deficit	(1,853,573)	(1,436,061)
Total liabilities and stockholders’ deficit	$209,223	$158,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue	$2,348	$12,355	$8,146	$43,374
Cost of goods sold	(7,708)	(9,635)	(20,020)	(35,531)
Gross (loss) profit	(5,360)	2,700	(11,874)	7,843

Operating expenses	553,274	778,425	1,724,564	2,252,802
Total operating expenses	553,274	778,425	1,724,564	2,252,802

Loss from operations	(558,634)	(775,725)	(1,736,438)	(2,244,959)

Other income (expense)
Interest expense	(159,650)	(148,812)	(521,522)	(479,187)
Gain on termination of conversion feature on debt	-	-	417,526	-
Change in fair value of derivative liability	79,790	91,241	50,843	341,913

Net loss before provision for income taxes	(638,494)	(833,296)	(1,789,591)	(2,382,233)

Provision for income taxes	-	-	-	-
Net loss	$(638,494)	$(833,296)	$(1,789,591)	$(2,382,233)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Average number of common shares outstanding - basic and diluted	60,543,635	53,076,511	60,543,635	53,076,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2022	148,543,635	$148,545	$12,905,804	$(14,037,578)	$(983,229)
Stock compensation	-	-	586,937	-	586,937
Common stock issued for services	1,500,000	1,500	16,800	-	18,300
Net loss	-	-	-	(833,296)	(833,296)
Balance, March 31, 2023	150,043,635	$150,045	$14,527,318	$(15,760,064)	$(1,082,701)

Balance, June 30, 2022	148,543,635	$148,545	$12,410,428	$(13,377,831)	$(818,858)
Stock compensation	-	-	1,664,046	-	1,664,046
Common stock issued for services	1,500,000	1,500	16,800	-	18,300
Settlement of notes payables with issuance of options to purchase common stock	-	-	436,044	-	-
Net loss	-	-	-	(2,382,233)	(2,382,233)
Balance, March 31, 2023	150,043,635	$150,045	$14,527,318	$(15,760,064)	$(1,082,701)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2023	150,543,635	$150,545	$16,197,818	$(18,025,501)	$(1,677,138)
Stock compensation	-	-	462,059	-	462,059
Net loss	-	-	-	(638,494)	(638,494)
Balance, March 31, 2024	150,543,635	$150,545	$16,659,877	$(18,663,995)	$(1,853,573)

Balance, June 30, 2023	150,543,635	$150,545	$15,287,798	$(16,874,404)	$(1,436,061)
Stock compensation	-	-	1,372,079	-	1,372,079
Net loss	-	-	-	(1,789,591)	(1,789,591)
Balance, March 31, 2024	150,543,635	$150,545	$16,659,877	$(18,663,995)	$(1,853,573)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,789,591)	(2,382,233)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	415,938	315,811
Interest expense	44,053	35,336
Issuance of common stock for services	-	18,300
Stock compensation expense	1,372,079	1,664,046
Gain on termination of conversion feature on debt	(417,526)
Change in fair value of derivative liability	(50,843)	(341,913)
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	-
Prepaid expenses and other current assets	(14,045)	(4,782)
Inventories	19,836	(15,841)
Accounts payable and accrued expenses	132,900	133,287
Net cash used in operating activities	(288,879)	(577,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid for the purchase of assets from Le Salon	(100,000)	-
Net cash used in investing activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable to stockholders	310,000	445,000
Proceeds from amounts due to officer	50,000	1,000
Net cash provided from financing activities	360,000	446,000

Net decrease in cash and cash equivalents	(28,879)	(131,989)
Cash and cash equivalents, beginning of period	57,619	189,233
Cash and cash equivalents, end of period	$28,740	57,244

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$280,000	$379,700
Payment of notes payable with issuance of options to purchase common stock	$-	$436,044

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany transactions have been eliminated in consolidation. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2023, as filed with the SEC on October 2, 2023. Operating results for the three months and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending June 30, 2024.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2024.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  As of March 31, 2024 and June 30, 2023, there were 74,393,933 and 30,499,099 potentially dilutive securities, respectively. As of March 31, 2024 and 2023, there were 90,000,000 restricted stock units to Matt Reid, respectively, that were excluded in the calculation of the weighted-average number of common shares outstanding during the period since they are still unvested.

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

The carrying amounts reported in the Company’s condensed consolidated financial statements for cash, accounts receivable, accounts payable, notes payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these consolidated financial instruments.

Derivative Liability

FASB ASC 815, Derivatives and Hedging requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of March 31, 2024, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventory, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of March 31, 2024, the Company had inventories of approximately $45,373, net of allowance for inventory reserves amounting to $2,736.

Note 2 – Notes payable

On January 5, 2023, the Company financed its insurance premiums through its insurance broker amounting to $40,127 that carries an annual interest rate of 12% and matures through November 2023 in ten equal payments of $4,013. The net carrying amount of the note is $0 and $16,051 as of March 31, 2024 and June 30, 2023, respectively.

Note 3 – Convertible notes payable to stockholder

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

On April 30, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $100,000 (“April 30, 2023 Notes”). The note is disbursed in three tranches with the first tranche of $20,000 received on May 12, 2023, and the remaining tranches of $40,000 each received on May 31, 2023 and June 28, 2023, respectively. The April 30, 2023 Notes contain embedded derivatives, see Note 8.

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

On January 30, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $30,000. The note has a maturity date of January 25, 2025.

The net carrying amount of the notes payable to stockholder is $380,000 and $0 as of March 31, 2024 and June 30, 2023, respectively.  The remainder are convertible notes payable totaling $825,000.

The outstanding balance of notes payable were as follows:

	March 31, 2024	June 30, 2023
Principal balance	$1,205,000	$895,000
Unamortized debt discount	(344,330)	(480,268)
	$860,670	$414,732

A detailed roll forward schedule is shown as follows:

Amount
Balance of convertible notes payable, net of discount on June 30, 2023	$414,732
Amortization of debt discount	415,938
New Issuances	310,000
Embedded Conversion Feature - Debt discount	(280,000)
Notes Payable without conversion feature	(380,000)
Balance of convertible notes payable, net of discount as of March 31, 2024	$480,670
Less current portion of convertible notes payable, net of discount as of March 31, 2024	356,160
Noncurrent portion of convertible notes payable, net of discount as of March 31, 2024	$124,510

Note 4 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions.  On March 31, 2024, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

Note 5 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at March 31, 2024.

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

Le Salon Asset Purchase

On January 11, 2024, the Company agreed to pay Le Salon, a third party, a total consideration of $1,400,000 for the acquisition of certain intellectual property rights. The consideration comprised $100,000 in cash and $1,300,000 in the Company’s common stock.

The intellectual property (“IP”) is currently being transitioned, and the Company expects the IP will be operational around the first quarter of 2025. Until the transfer of control is completed, the Company will not recognize the acquired IP on its balance sheet. As of March 31, 2024, the Company did not issue the stock for the purchase of the IP.

Note 6 – Stockholders’ Deficit

As of March 31, 2024, and June 30, 2023, there were 150,543,635 shares of common stock issued and outstanding.

Restricted stock and stock options

During the three and nine months ended March 31, 2024, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $462,059 and $1,372,079, respectively. During the three and nine months ended March 31, 2023, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $586,937 and $1,664,046, respectively.

During the three and nine months ended March 31, 2024, the Company recognized $106,560 and $297,860 of expense related to the vesting of stock options to its board members and consultants. During the three and nine months ended March 31, 2023, the Company recognized $28,233 and $232,324 of expense related to the vesting of stock options to its board members and consultants. Stock compensation expense is summarized as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Restricted stock awards	$355,469	$558,714	$1,074,219	$1,431,722
Stock options awards	106,560	28,233	297,860	232,324
Total	$462,059	$586,937	$1,372,079	$1,664,046

During the nine months ended March 31, 2024, the Company granted 28,710,133 options to its board members and consultants and cancelled 5,638,283 options to one of its stockholders. The options granted in fiscal year 2024 vest pro-rata over the member’s term, have exercise prices ranging from $0.01 - $0.036 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2023	51,322,083	$0.04	4.14
Granted	28,710,133	0.03	6.57
Reversal of conversion	(5,638,283)	-	-
Exercised	-	-	-
Outstanding – March 31, 2024	74,393,933	$0.04	3.74

Outstanding – June 30, 2022	23,502,035	$0.11	2.92
Granted	6,997,064	0.03	4.69
Exercised	-	-	-
Outstanding – March 31, 2023	30,499,099	$0.05	4.25

In connection with the options the Company and valued with Black Scholes using the following inputs:

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Stock price	$0.01 – 0.04	$0.02 – 0.03
Exercise price	$0.01 – 0.04	$0.02 – 0.34
Expected term (in years)	1.00 - 5.00	4.94 – 5.00
Volatility (annual)	195.6% - 297.8%	196.5% – 380.5%
Risk-free rate	3.48% - 4.25%	2.42% - 4.22%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the Nine Months Ended March 31, 2024 is as follows:

Nine Months Ended March 31, 2024
Stock price	$0.01 – 0.04
Exercise price	$0.01 – 0.03
Contractual term (in years)	0.42 – 1.50
Volatility (annual)	237% - 302%
Risk-free rate	4.23% – 5.04%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at March 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2024
Derivative liability	$-	$-	$824,775	$824,775
Total	$-	$-	$824,775	$824,775

	Fair value measured at June 30, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Derivative liability	$-	$-	$1,004,846	$1,004,846
Total	$-	$-	$1,004,846	$1,004,846

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

There were no transfers between Level 1, 2 or 3 during the nine months ended March 31, 2024.

During the three and nine months ended March 31, 2024, the Company recorded losses of $79,790 and $50,843 respectively, from the change in fair value of derivative liability.

During the three and nine months ended March 31, 2023, the Company recorded gains of $91,241 and $341,913 respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2024:

Derivative Liability
Balance as of June 30, 2023	$1,004,846
Additions during the period	288,298
Change due to conversion to stock options	(86,199)
Reversal of converted options	86,199
Change in fair value	(50,843)
Change due to termination of conversion feature on debt	(417,526)
Balance as of March 31, 2024	$824,775

The balance of the derivative liability at March 31, 2024 and June 30, 2023 was $824,775 and $1,004,846, respectively.

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

OFFICE HOP entered beta testing in the fourth quarter of 2021 and is now fully functional. We believe OFFICE HOP fits perfectly into the needs of the post Covid working world, where short-term offices and meeting rooms will be in high demand. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Those offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. We will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. The revenue is expected to come from the 10-15% service fee charged to Users for finding and making a transaction with one of our listed properties. The platform is global. We will begin operations in North America and Europe and then eventually operate in South America and Asia.

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

Results of Operations for Three Months Ended March 31, 2024 and March 31, 2023

Revenue

For the three months ended March 31, 2024 and 2023, we generated revenue of $2,348 and $12,335, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

The decrease was primarily due to successful marketing efforts in 2023 that were decreased in 2024.

Operating Loss

For the three months ended March 31, 2024 and 2023 we had operating losses of $558,634 and $775,725, respectively.  This decrease was due primarily to less stock compensation and professional fees incurred due to non-renewal of one of the Company’s consultants in the previous quarter.

Other Income (Expense)

For the three months ended March 31, 2024 and 2023, we had other income (expense) of $(79,860) and $(57,571), respectively. The other income during the three months ended March 31, 2024, was due to interest expense of $159,650 and change in fair value of derivative liabilities of $79,790. The other expense during the three months ended March 31, 2023, was due to the interest expense of $148,812, partially offset by the change in fair value of derivative liabilities of $91,241.

Net loss

We reported a net loss of $638,494 and $833,296 for the three months ended March 31, 2024, and 2023, respectively.

Results of Operations for Nine Months Ended March 31, 2024 and March 31, 2023

Revenue

For the nine months ended March 31, 2024 and 2023, we generated revenue of $8,146 and $43,374, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

The decrease was primarily due to successful marketing efforts in the first nine months of 2023 that were minimized in 2024.

Operating Loss

For the nine months ended March 31, 2024 and 2023, we had operating losses of $1,736,438 and $2,244,959, respectively.  This decrease was due primarily to less stock compensation and professional fees incurred due to non-renewal of one of the Company’s consultants in the previous quarter.

Other Income (Expense)

For the nine months ended March 31, 2024 and 2023, we had other income (expense) of $(53,153) and $(137,274), respectively. The other income during the nine months ended March 31, 2024, was due to the gain on termination of conversion feature on debt of $417,526, partially offset by the interest expense of $521,522 and change in fair value of derivative liabilities of $50,843.  The other expense during the nine months ended March 31, 2023, was due to the interest expense or $479,187, partially offset by the change in fair value of derivative liabilities of $341,913.

Net loss

We reported a net loss of $1,789,591 and $2,382,233 for the nine months ended March 31, 2024 and 2023, respectively.

Working Deficit

	March 31, 2024	June 30, 2023
Current assets	$109,223	$158,264
Current liabilities	1,938,286	1,442,548
Working deficit	$(1,829,063)	$(1,284,284)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities as of March 31, 2024 and June 30, 2023 amounting to $1,938,286 and $1,442,548, respectively, include $824,775 and $1,004,846 of derivative liabilities which relate to the convertible notes payable and stock options.  Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit of $18,663,995 and $16,874,404 as of March 31, 2024 and June 30, 2023, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Net Cash (Used) in Operating Activities	$(288,879)	$(577,989)
Net Cash (Used) in Investing Activities	(100,000)	-
Net Cash Provided by Financing Activities	360,000	446,000
Net (Decrease) in Cash	$(28,879)	$(131,989)

Our cash balance was $28,740 as of March 31, 2024.  We recorded a net loss of $1,789,591 for the nine months ended March 31, 2024. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

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

Operating Activities

During the nine months ended March 31, 2024 and 2023, the Company used $288,879 and $577,989 in cash to fund our operating activities, respectively.

During the nine months ended March 31, 2024, the cash used in operating activities was the result of net loss during the period and gain from termination of conversion feature on debt, partially offset by stock compensation expense, amortization of debt discount, interest expense, change in fair value of derivative liabilities and an increase in working capital accounts.

During the nine months ended March 31, 2023, the cash used was primarily the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by stock compensation expense, amortization of debt discount and an increase in working capital accounts.

Investing Activities

During the nine months ended March 31, 2024 and 2023, the company used $100,000 and $0 in cash to fund investing activities, respectively.

During the nine months ended March 31, 2024, the cash used in operating activities as the result of cash used to make a deposit for the acquisition of assets from Le Salon in the form of intangible assets.

Financing Activities

Net cash provided by financing activities was $360,000 and $446,000 during the nine months ended March 31, 2024 and 2023, respectively.

During the nine months ended March 31, 2024, the Company received $310,000 of proceeds from the issuance of notes payable to stockholders and $50,000 of proceeds from amounts due to officer.

During the nine months ended March 31, 2023, the Company received $445,000 of proceeds from the issuance of notes payable to stockholders and $1,000 of proceeds from due to officer.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of March 31, 2024, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: May 15, 2024	/s/ Matt Reid
Matt Reid,
Principal Executive Officer,
Principal Accounting Officer and Director