Form 10-K
period 2024-06-30
APPlife Digital Solutions Inc
filed 2024-10-09
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2024

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
Emerging growth company ☐

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

As of October 9, 2024, a total of 160,893,635 shares of our common stock were outstanding.

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

Employees

We currently have one full time employee who does have a formal employment agreement. Matt Reid is technically the only employee of the Company, and he resides in Shanghai, China, Matt Reid manage the independent contractor teams of developers the Company hires. We have an engaged attorney in Shanghai to help us with the contracts and negotiations with developers and other similar items. We have multiple independent contractor team members for the Company that live and work in the US who make up our business management and executive teams.  We generate no revenue in China. Our independent contractors fill positions such as Chief Legal Officer, Executive Project Director, Accountant and Investor relations manager and are all located in New York. Our Director of Marketing, PR agent and multiple lower-level independent contractors reside and work in California. Currently 100% of our revenue comes from an ecommerce platform servicing US customers and there are no current plans to buy or develop any new Chinese based business models.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of a virtual office. This space is adequate for our present and our planned future operations. We currently pay $278 per month for use of this virtual space. We have no current plans to occupy other or additional office space.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 160,893,635 shares of our common stock outstanding as of October 9, 2024.

Security Holders

As of October 9, 2024, there were approximately fifty-nine (59) record holders of our common stock.

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

Plan of Operation

Our marketing and business management/executive team operates from both Shanghai China, New York, and in San Francisco. Matt Reid is technically the only employee of the Company, and he resides in Shanghai, China, Matt Reid manages the independent contractor teams of developers the Company hires. We have engaged an attorney in Shanghai engaged to help us with the contracts and negotiations with developers and other similar items. We have multiple independent contractor team members for the Company that live and work in the US who make up our business management and executive teams.  We generate no revenue in China. Our independent contractors fill positions such as Chief Legal Officer, Executive Project Director, Accountant and Investor relations manager and are all located in New York. Our Director of Marketing, PR agent and multiple lower-level independent contractors reside and work in California. Currently 100% of our revenue comes from an ecommerce platform servicing US customers and there are no current plans to buy or develop any new Chinese based business models.

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

The APPlife Digital Solutions business model is two-fold. First, is to market our current in-house developed projects ecommerce and cloud based business over the next year, work to add partnerships   and to add additional in-house developed projects. We plan to engage multiple resources such as adding staff, create partnerships, and as capital becomes available, to market and grow revenue.

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

Results of Operations

Revenue

For the years ended June 30, 2024 and 2023, we generated revenues of $6,976 and $46,879, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the years ended June 30, 2024 and 2023, we had an operating loss of $4,956,905 and $3,130,998, respectively. The operating loss was due primarily to stock compensation to the CEO of $3,920,685, and professional, consulting and legal fees of $491,966.

Other Income/Expense

For the years ended June 30, 2024 and 2023, we had other expenses, net of $93,691 and $365,575, respectively.  The decrease was primarily due to the $147,266 gain on change in the fair value of the derivative liability (Note 8 to the Consolidated Financial Statements) and a $417,526 gain on termination of conversion feature on debt.

Net loss

We reported a net loss of $5,050,596 and $3,496,573 for the years ended June 30, 2024 and 2023, respectively. The net loss for the years ended June 30, 2024 and 2023 included noncash expenses of $4,388,498 and $2,646,230, respectively.

Working Capital Deficit

	June 30, 2024	June 30, 2023
Current assets	$61,691	$158,264
Current liabilities	2,254,187	1,442,548
Working capital (deficit)	$(2,192,496)	$(1,284,284)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. We expected to require additional capital, and we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities of $2,254,187 include $728,351 of derivative liabilities which relate to the convertible notes payable and stock options. Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit of $21,925,000 and $16,874,404 as of June 30, 2024 and 2023, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Year Ended June 30, 2024	Year Ended June 30, 2023
Net Cash Used in Operating Activities	$(372,225)	$(677,614)
Net Cash Used in Investing Activities	(100,000)	-
Net Cash Provided by Financing Activities	437,500	546,000
Net Decrease in Cash	$(34,725)	$(131,614)

Our cash balance was $22,894 on June 30, 2024. We recorded a net loss of $5,050,596 for the year ended June 30, 2024. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations. We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the year ended June 30, 2024, cash used in the Company’s operating activities amounted to $372,225 mainly composed of the Company’s net loss amounting to $5,050,596, adding back the (1) net effect of noncash adjustments of stock compensation expense, amortization of discount from notes payable, interest expense, common stock issuances, change in fair value of derivative liability and common stock payable amounting to $4,388,498 and (2) net changes in working capital accounts of $289,873.

During the year ended June 30, 2023, cash used in the Company’s operating activities amounted to $677,614 mainly composed of the Company’s net loss amounting to $3,496,573, adding back the (1) net effect of noncash adjustments of stock compensation expense, amortization of discount from notes payable, interest expense, common stock issuances, change in fair value of derivative liability, common stock payable and gain on settlement of debt amounting to $2,646,230 and (2) net changes in working capital accounts of $172,729.

Investing Activities

During the year ended June 30, 2024, the Company had invested $100,000 related to the LeSalon acquisition.

During the year ended June 30, 2023, the Company had $0 net cash used in investing activities.

Financing Activities

During the year ended June 30, 2024, the Company raised $370,000 from the issuance of debt, and received $67,500 of amounts due to officer.

During the year ended June 30, 2023, the Company raised $545,000 from the issuance of debt, and received $1,000 of amounts due to officer.

Professional Fees

Professional fees were $223,103 and $226,783 for the years ended June 30, 2024 and 2023, respectively. The Company generally expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2024, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 8. Financial Statements

APPlife Digital Solutions, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applife Digital Solutions, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

Houston, Texas

October 9, 2024

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023
ASSETS
Current assets
Cash	$22,894	$57,619
Accounts receivable	-	-
Prepaid expenses	38,797	35,436
Inventories, net	-	65,209
Total current assets	61,691	158,264

Deposit on asset purchase	100,000	-
Total assets	161,691	158,264

Current liabilities
Accounts payable and accrued expenses	$411,053	$157,696
Notes payable to shareholders, net	1,019,809	262,955
Notes payable - current	26,474	16,051
Derivative liabilities	728,351	1,004,846
Due to officer	68,500	1,000
Total current liabilities	2,254,187	1,442,548

Notes payable to shareholders, noncurrent, net	-	151,777
Total liabilities	2,254,187	1,594,325

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 150,543,635 shares issued and outstanding as of June 30, 2024 and 2023, respectively	150,545	150,545
Additional paid-in capital	19,681,959	15,287,798
Accumulated deficit	(21,925,000)	(16,874,404)
Total stockholders’ deficit	(2,092,496)	(1,436,061)
Total liabilities and stockholders’ deficit	$161,691	$158,264

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2024	2023
Revenue	$6,976	$46,879
Cost of goods sold	(65,393)	(48,227)
Gross (loss) profit	(58,417)	(1,348)

Operating expenses	4,898,488	3,129,650
Total operating expenses	4,898,488	3,129,650

Loss from operations	(4,956,905)	(3,130,908)

Other income (expense)
Interest expense	(658,483)	(645,019)
Gain on termination of conversion feature on debt	417,526	-
Change in fair value of common stock payable	-	4,525
Change in fair value of derivative liability	147,266	274,919
Net loss before provision for income taxes	(5,050,596)	(3,496,573)

Provision for income taxes	-	-
Net loss	$(5,050,596)	$(3,496,573)

Basic and diluted loss per share	$(0.05)	$(0.07)

Average number of common shares outstanding – basic and diluted	97,573,608	53,663,943

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, June 30, 2022	148,543,635	$148,545	$12,410,428	$(13,377,381)	$(818,858)
Stock compensation	-	-	2,419,076	-	2,419,076
Common stock issued for services	2,000,000	2,000	22,250	-	24,250
Settlement of notes payable with issuance of options to purchase common stock	-	-	436,044	-	436,044
Net loss	-	-	-	(3,496,573)	(3,496,573)
Balance, June 30, 2023	150,543,635	$150,545	$15,287,798	$(16,874,404)	$(1,436,061)

Stock compensation	-	-	4,394,161	-	4,394,161
Settlement of notes payable with issuance of options to purchase common stock	-	-	118,016	-	118,016
Elimination of derivative liability from conversion of debt	-	-	86,199	-	86,199
Reversal of issued options to purchase common stock from settlement of notes payable	-	-	(118,016)	-	(118,016)
Reversal of eliminated derivative liability from conversion of debt	-	-	(86,199)	-	(86,199)
Net loss	-	-	-	(5,050,596)	(5,050,596)
Balance, June 30, 2024	150,543,635	$150,545	$19,681,959	$(21,925,000)	$(2,092,496)

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,050,596)	$(3,496,573)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	515,077	385,413
Interest expense	44,053	102,885
Issuance of common stock for services	-	24,250
Stock compensation expense	4,394,161	2,419,076
Change in fair value of derivative liability	(147,266)	(274,919)
Gain on termination of conversion feature on debt	(417,527)	-
Common stock payable	-	(10,475)
Changes in operating assets and liabilities:
Accounts Receivable	-	-
Prepaid expenses and other current assets	7,062	(11,347)
Inventories	65,209	(1,009)
Accounts payable and accrued expenses	217,602	185,085
Net cash used in operating activities	(372,225)	(677,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Le Salon	(100,000)	-
Net cash used in investing activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholders	370,000	545,000
Proceeds from due to officer	67,500	1,000
Net cash provided by financing activities	437,500	546,000

Net decrease in cash and cash equivalents	(34,725)	(131,614)
Cash and cash equivalents, beginning of year	57,619	189,233
Cash and cash equivalents, end of year	$22,894	$57,619

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$280,000	$600,214
Payment of notes payable with issuance of options to purchase common stock	$-	$436,044

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Going Concern and Summary of Significant Accounting Policies

Organization

APPlife Digital Solutions Inc. (the “Company”) is a business incubator and portfolio manager that uses digital technology to create and invest in e-commerce and cloud-based solutions. The Company was formed March 5, 2018 in Nevada and has a virtual office in San Francisco, California and the only employee works form Shanghai, China. Our office in San Francisco, California allows us to take advantage of the marketing opportunities available in the United States as well as keeping close proximity to sources of capital whether it is debt or equity.  Our operations in Shanghai, China allows us to take advantage of a high concentration of skilled tech coders and developers at lower capital costs than in more developed countries such as the United States or Europe. The Company’s mission is using digital technology to create APPs and websites that make life, business and living easier, more efficient and just smarter.

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

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2024.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, BCF (Beneficial Conversion Feature) liabilities feature of convertible debt, derivate liabilities, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, ”Revenue from Contracts with Customers,” by applying the following steps:  (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. The conversion features on convertible notes, the stock options outstanding and potentially dilutive.  Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. There were no potentially dilutive securities for the years ended June 30, 2024 and 2023.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As of June 30, 2024, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. As of June 30, 2024, the Company wrote off all inventory using the allowance method. Total inventory as of June 30, 2024, net of allowance for inventory reserves was $0.

Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. The standard will become effective for the Company for financial statements periods beginning after December 15, 2022. The adoption of this on July 1, 2023 did not have a material impact on its financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. We are assessing the impact of this guidance on our disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect its application to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company expects to enhance annual segment reporting disclosures based on new requirements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Revenues

The company recognizes revenue when it transfers its promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises of Applife ROOSTER online sales of men’s grooming essentials.

Revenue consists of the following:

	June 30, 2024	June 30, 2023
Rooster Essentials Sales	$6,976	$46,879
Background Checks Sales	-	-
Service Fee – OfficeHop	-	-
Total Revenue	$6,976	$46,879

Rooster Essentials APP SPV, LLC (“Rooster”), incorporated on April 9, 2019, is a wholly owned subsidiary of the Company. Rooster is a fully customizable men’s subscription service that delivers daily use grooming needs and essential items. As of June 30, 2024, Rooster sales make up 100% of revenue of the company.

For the Grooming Essential Sales, the Company defines its customer as an individual who purchases products through their website of mobile application. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products through a third-party e-commerce fulfillment center. The customer obtains control of the products upon the Company’s completion of its performance obligations. The company purchases and owns all inventory and sells directly with the end-use customer using a third-party fulfillment center.

B2BCHX is a fully developed app that is available in Google Play and a functioning ecommerce and mobile website. B2BCHX allows business owners around the world to order three levels of background checks in English on Chinese companies to prevent fraudulent business transactions and to gather information in order to gain confidence when doing business with a Chinese entity or to pursue legal remedy against a fraudulent Chinese Company. The reports are researched and written by a licensed law firm in Shanghai China in a partnership agreement with B2BCHX. The partnership splits the revenue 20% for the law firm, while Applife Digital Solutions receives 80%. As of June 30, 2024, the software for B2BCHX is fully developed but has yet to become operational. The Company is currently waiting for a change in Chinese law that will allow the law firm to share information of Chinese companies overseas.

Office Hop is a global sharing model platform for short term rentals of office and meeting rooms. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. The company will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. Office Hop is expected to generate revenue from the 10-15% service fee charged to Users through the use of the app. As of June 30, 2024, the software for OfficeHop is fully developed but has yet to become operational.

Note 3 – Notes payable

On January 5, 2023, the Company financed its insurance premiums through its insurance broker amounting to $40,127 that carries an annual interest rate of 12% and matures through November 2023 in ten equal payments of $4,013. The net carrying amount of the note is $0 and $16,051 as of June 30, 2024 and 2023, respectively.

On May 4, 2024, the Company financed its insurance premiums through its insurance broker amounting to $29,415 that carries an annual interest rate of 13.21% and matures through March 2025 in ten equal payments of $2,942. The net carrying amount of the note is $26,474 as of June 30, 2024.

Note 4 – Notes payable to shareholders

On February 04, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $350,000 (“February 2022 Notes”). The note will be paid in three tranches with first tranche of $100,000 received on March 28, 2022. The second and third tranches of $150,000 and $100,000 each, were received on May 3, 2022, and June 21, 2022, respectively. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $ 0.013. The February 2022 Notes contain embedded derivatives, see Note 8. As noted below the Company terminated the conversion feature and extended the maturity date on the February 2022 Notes.

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

On March 31, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $120,000 (“March 2023 Notes”). The note is disbursed in four tranches with first tranche of $20,000 received on March 31, 2023, and the remaining tranches of $20,000, $40,000 and $40,000 received on May 12, 2023, May 31, 2023 and June 28, 2023, respectively. The March 2023 Notes contain embedded derivatives, see Note 8.

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

On January 30, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $60,000. The note has a maturity date of January 25, 2025.

On May 2, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $30,000. The note has a maturity of May 2, 2025.

On April 29, 2024, the Company amended the conversion price of all the convertible promissory notes outstanding for common stock upon maturity. Upon execution and delivery of the amendment, 19,005,896 shares shall be issued to the Lender to convert all convertible notes to common stock. All convertible notes will be deemed satisfied and no longer outstanding after the issuance of shares. Execution of amendment will occur when one or more of the following events takes place: (1) the closing of the sale, lease, exclusive license, transfer or other disposition of all or substantially all of the company’s assets, (2) the consummation of the reorganization, merger or consolidation of the Company with or into another entity, or (3) the closing of the sale, transfer, or issuance, in one transaction or series of transactions of the company’s securities, and hold at least majority of the voting power of the capital stock of the Company. As June 30, 2024, no such event has occurred.

The net carrying amount of the notes payable to shareholder is $440,000 and $0 as of June 30, 2024 and June 30, 2023, respectively. The remainder are convertible notes payable totaling $825,000.

The outstanding balance of notes payable to shareholders were as follows:

	June 30, 2024	June 30, 2023
Non-Convertible Notes principal balance	$440,000	$-
Convertible Notes principal balance	825,000	895,000
Unamortized debt discount	(245,191)	(480,268)
	$1,019,809	$414,732

A detailed roll forward schedule is shown as follows:

Amount
Balance of notes payable, net of discount on June 30, 2023	$414,732
Amortization of debt discount	515,077
New Issuances	370,000
Embedded Conversion Feature – Debt discount	(280,000)
Balance of notes payable, net - current of discount as of June 30, 2024	$1,019,809

Note 5 – Related Party Transactions

Due to Officer

During the year ending June 30, 2024, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2024 and 2023 was $68,500 and $1,000, respectively. There are no definitive repayment terms and no interest is accruing on these advances.

Notes Payable

During the year ending June 30, 2024, the Company had promissory notes payable due to shareholders totaling $440,000 and convertible notes payable to shareholders totaling $825,000, offset by unamortized debt discount of $244,191. See Note 4 for more detailed information.

Note 6 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions. On June 30, 2024, the Company’s cash balance did not exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Note 7 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business.  The Company was not a party to any specific legal actions or claims on June 30, 2024.

LeSalon Asset Purchase

On January 11, 2024, the Company agreed to pay Le Salon, a third party, a total consideration of $1,400,000 for the acquisition of certain intellectual property rights. The consideration comprised $100,000 in cash and $1,300,000 in the Company’s common stock. The intellectual property (“IP”) is currently being transitioned, and the Company expects the IP will be operational around the first quarter of 2025. Until the transfer of control is completed, the Company will not recognize the acquired IP on its balance sheet. As of June 30, 2024, the Company did not issue the stock for the purchase of the IP. As noted in Note 10, the Company partially issued the common stock after June 30, 2024.

Note 8 – Stockholders’ Deficit

As of June 30, 2024 and 2023, there were 150,543,635 shares of common stock issued and outstanding, respectively.

Restricted stock and Stock options

During the year ended June 30, 2024, and 2023, the Company recognized stock compensation expense on outstanding restricted stock awards of $3,920,685 and $1,731,781, respectively. During the year ended June 30, 2024, and 2023, the company recognized $473,476 and $555,595 of expenses related to the vesting of stock options to its board members and consultants. Stock compensation expense is summarized as follows:

	June 30, 2024	June 30, 2023
Restricted stock awards	$3,920,685	$1,731,781
Stock option awards	473,476	555,595
Stock compensation expense	$4,394,161	$2,287,376

During the year end June 30, 2024, the Company granted 28,710,133 options to its board members and consultants and cancelled 5,638,283 options to one of its stockholders. The options granted in fiscal year 2024 vest pro-rata over the member’s term, have exercise prices ranging from $0.01 - $0.036 and expire in five years from the date of grant.

During the years ended June 30, 2024 and 2023, the Company granted 53,062,176 and 27,820,049 stock options, in the aggregate, to its board members and consultants, and cancelled.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – July 1, 2022	23,502,035	$0.11	2.92
Granted	27,820,049	0.01	6.10
Exercised	-	-	-
Outstanding – June 30, 2023	51,322,083	$0.04	4.14
Granted	53,062,176	0.02	6.57
Exercised	-	-	-
Cancelled	(5,638,283)	-	-
Outstanding – June 30, 2024	98,745,976	$0.05	3.74

The Company recognized $473,476 and $555,595 of expense during the years ended June 30, 2024 and 2023, respectively, in connection with the options and valued with Black Scholes using the following inputs:

	June 30, 2024	June 30, 2023
Stock price	$0.01 – 0.04	$0.01 – 0.05
Exercise price	$0.01 – 0.04	$0.01 – 0.18
Expected term (in years)	1.00 – 5.00	5.00
Volatility (annual)	195.6 – 249.6%	196.5 – 380.5%
Risk-free rate	3.80 – 5.39%	2.42% - 4.27%

Performance Options

On February 1, 2021, the Company amendment the employment agreement of the CEO  dated September 25, 2018 to include performance options, the Company will grant the Executive the following:

a.Performance options of 3,000,000 shares of common stock valued at $0.10 per share of common stock and shall vest once the Company earns $500,000 of gross revenue

b.Second performance option of 3,000,000 shares of common stock valued at $0.10 per share of common stock and shall vest once the company earning $1,500,000 of gross revenue

The performance option and second performance option shall have a term of 5 years beginning on the date of execution of this amendment. As of June 30, 2024, the performance obligations have not been met.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2024 is as follows:

Year Ended June 30, 2024
Stock price	$0.011
Exercise price	$0.0083
Contractual term (in years)	0.14 – 1.74
Volatility (annual)	248%
Risk-free rate	5.09% - 5.48%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at June 30, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2024
Derivative liability	$-	$-	$728,351	$728,351
Total	$-	$-	$728,351	$728,351

	Fair value measured at June 30, 2023
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Derivative liability	$-	$-	$1,004,846	$1,004,846
Total	$-	$-	$1,004,846	$1,004,846

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

There were no transfers between Level 1, 2 or 3 during the years ended June 30, 2024 and 2023.

In the year ending June 30, 2023, the Company recorded a decrease in fair value of derivative liability of $274,919.

In the year ending June 30, 2024, the Company recorded a decrease in fair value of derivative liability of $147,266.

The following table presents the activity for derivative liabilities measured at estimated fair value:

Derivative Liability
Balance as of June 30, 2022	$577,180
Additions during the period	702,585
Change in fair value	(274,919)
Balance as of June 30, 2023	$1,004,846
Additions during the period	288,298
Change due to conversion to stock options	(86,199)
Reversal of converted options	86,199
Change in fair value	(147,266)
Extinguishment of underlying debt	(417,527)
Balance as of June 30, 2024	$728,351

The balance of the derivative liability at June 30, 2024 and 2023 was $728,351 and $1,004,846, respectively.

Note 10 – Income Taxes

The Company files corporate income tax returns in the United States (federal) and in Delaware.  Since the Company incurred net operating losses in every tax year since inception, the 2021, 2022, 2023 and 2024 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

As of June 30, 2024, the Company had federal net operating loss carry forwards of $7,958,000 and state net operating loss carryforwards of $6,363,000. Federal net operating losses generated since inception amounting to $7,786,000, no longer have an expiration, but have limited utilization of 80% of current years taxable income while $173,000 will begin to expire during 2037. State net operating loss carryforwards will begin to expire in 2039 through 2043. The Company also had net operating losses of $38,300 in China which will begin to expire in 2033. Net operating loss carry forwards may be limited in available usage under Internal Revenue Code 382 as a result of the issuance of additional stock. The Company is currently reviewing the limitation.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2024	2023

Deferred Tax Assets
Net Operating Loss Carryforward	$2,135,321	$1,909,614
Stock Based Compensation	3,061,072	1,825,873
Unrealized loss on Debt conversion	10,121	10,121
Valuation Allowance	(5,206,514)	(3,745,608)
Net Deferred Tax Assets	$-	$-

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended June 30,
	2024	2023
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	7.31%	9.17%
Permanent items	0.61%	1.68%
Other	0.00%	0.01%
Valuation Allowance	(28.93)%	(31.86)%
Provision for income taxes	-%	-%

Note 11 – Subsequent Events

On August 13, 2024, the Company issued 7,350,000 shares of common stock to LeSalon Beauty Ltd., related to the January 11, 2024, acquisition of LeSalon Beauty’s intellectual property (“IP”). On August 14, 2024, the company issued an additional 3,000,000 shares of common stock to partners of LeSalon Beauty Ltd, related to the acquisition of LeSalon Beauty intellectual property. Per the agreement, the total consideration for the acquisition is $1,400,000 ($100,000 in cash and $1,300,000 in common stock).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this Item for the year ended June 30, 2024.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of October 9, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 160,893,635 shares of our common stock issued and outstanding as of October 9, 2024. Unless otherwise indicated, the address of each officer and director listed below is c/o APPlife Digital Solutions, Inc., 50 California St, #1500, San Francisco, CA 94111.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Matt Reid, Sole Officer and Director	Common	102,239,109 Shares	63.54%
Don Savant, Director	Common	381,579	0.24%
Tracy Gray, Director	Common	381,579	0.24%
Sid Ganis, Director	Common	375,000	0.23%
All Officers and Directors	Common	103,377,267 Shares	64.25%
Stephen Solarsh	Common	13,100,327 Shares	8.14%

RELATED PARTY TRANSACTIONS

Due to Officer

During the year ending June 30, 2024, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer at June 30, 2024 and 2023 was $68,500 and $1,000, respectively. There are no definitive repayment terms and no interest is accruing on these advances.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm since April 15, 2019. The audit fees to RBSM for the year ended June 30, 2024 and 2023 were approximately $41,000 and $30,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last three fiscal quarters for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q amounted to $18,000 each quarter.

Tax Fees

RBSM did not charge us any tax fees for the year ended June 30, 2024 and 2023, respectively.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: October 9, 2024	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	October 9, 2024
Matt Reid