Form 10-Q
period 2024-12-31
APPlife Digital Solutions Inc
filed 2025-02-13
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

☐ Yes  ☒ No

As of February 13, 2025, a total of 160,893,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
		(Audited)
ASSETS
Current assets
Cash	$49,296	$22,894
Prepaid expenses	24,866	38,797
Total current assets	74,162	61,691

Due from LeSalon	3,531	-
Deposit on asset purchase	180,730	100,000
Total assets	258,423	161,691

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$559,036	$411,053
Common Stock Payable	4,800	-
Notes payable to shareholders, net	1,416,823	1,019,809
Notes payable	8,530	26,474
Derivative liabilities	483,581	728,351
Due to officer	49,000	68,500
Total current liabilities	2,521,770	2,254,187

Total liabilities	2,521,770	2,254,187

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 160,893,635 and 150,543,635 shares issued and outstanding as of both December 31, 2024 and June 30, 2024	160,895	150,545
Additional paid-in capital	19,903,937	19,681,959
Accumulated deficit	(22,328,179)	(21,925,000)
Total stockholders’ deficit	(2,263,347)	(2,092,496)
Total liabilities and stockholders’ deficit	$258,423	$161,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$1,135	$1,944	$2,103	$5,798
Cost of goods sold	(261)	(10,854)	(260)	(12,312)
Gross (loss) profit	874	(8,910)	(1,843)	(6,514)

Operating expenses	200,894	583,585	375,221	1,171,290
Total operating expenses	200,894	584,585	375,221	1,171,290

Loss from operations	(200,020)	(592,495)	(373,378)	(1,177,804)

Other income (expense)
Interest expense	(118,810)	(223,074)	(274,571)	(361,872)
Gain on termination of conversion feature on debt	-	417,526	-	417,526
Change in fair value of derivative liability	100,075	(81,588)	244,770	(28,947)

Net loss before provision for income taxes	(218,755)	(479,631)	(403,179)	(1,151,097)

Provision for income taxes	-	-	-	-
Net loss	$(218,755)	$(479,631)	$(403,179)	$(1,151,097)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Average number of common shares outstanding - basic and diluted	160,893,635	60,543,635	157,406,135	60,543,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2023	150,543,635	$150,545	$15,952,114	$(17,545,870)	$(1,443,211)
Stock compensation	-	-	449,919	-	449,919
Reversal of issued options to purchase common stock from settlement of notes payable	-	-	(118,016)	-	(118,016)
Reversal of eliminated derivative liability from conversion of debt	-	-	(86,199)	-	(86,199)
Net loss	-	-	-	(479,631)	(479,631)
Balance, December 31, 2023	150,543,635	$150,545	$16,197,818	$(18,025,501)	$(1,677,138)

Balance, June 30, 2023	150,543,635	$150,545	$15,287,798	$(16,874,404)	$(1,436,061)
Stock compensation	-	-	910,020	-	910,020
Settlement of notes payable with issuance of options to purchase common stock	-	-	118,016	-	118,016
Eliminate derivative liability upon conversion of debt			86,199		86,199
Reversal of converted stock options upon amendment of notes payable agreement	-	-	(118,016)	-	(118,016)
Reversal of previously eliminated derivative liability upon amendment of notes payable agreement	-	-	(86,199)	-	(86,199)
Net loss	-	-	-	(1,151,097)	(1,151,097)
Balance, December 31, 2023	150,543,635	$150,545	$16,197,818	$(18,025,501)	$(1,677,138)
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, September 30, 2024	160,893,635	$160,895	$19,844,236	$(22,109,424)	$(2,104,293)
Stock compensation	-	-	59,701	-	59,701
Net loss	-	-	-	(218,755)	(218,755)
Balance, December 31, 2024	160,893,635	$160,895	$19,903,937	$(22,328,179)	$(2,263,347)

Balance, June 30, 2024	150,043,635	$150,545	$19,681,959	$(21,925,000)	$(2,092,496)
Stock compensation	-	-	151,598	-	151,598
Issuance of shares due to LeSalon Purchase	10,350,000	10,350	70,380	-	80,730
Net loss	-	-	-	(403,179)	(403,179)
Balance, December 31, 2024	160,893,635	$160,895	$19,903,937	$(22,328,179)	$(2,263,347)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(403,179)	(1,151,097)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	201,314	292,043
Interest expense	35,755	(40,665)
Stock compensation expense	151,598	910,020
Gain on termination of conversion feature on debt	-	(417,526)
Change in fair value of derivative liability	(244,770)	28,947
Changes in operating assets and liabilities:
Accounts receivable	-	(1,680)
Prepaid expenses and other current assets	(4,013)	(17,097)
Inventories	-	12,128
Accounts payable and accrued expenses	112,228	103,853
Unearned income	-	-
Due from LeSalon	(3,531)	-
Net cash used in operating activities	(154,598)	(199,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders	200,500	280,000
Proceeds from (repayments) amounts due to officer	(19,500)	20,000
Net cash provided from financing activities	181,000	300,000

Net decrease in cash and cash equivalents	26,402	100,256
Cash and cash equivalents, beginning of period	22,894	57,619
Cash and cash equivalents, end of period	$49,296	157,875

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$-	$280,000
Payment of notes payable with issuance of options to purchase common stock	$(4,800)	$-
Payment of LeSalon deposit with Common Stock	$80,730	$-

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

Going Concern

The Company has generated losses and negative cash flows from operations since inception. The Company has historically financed its operations from equity financing. The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations. There can be no assurance that any additional financings, would be available to the Company on satisfactory terms and conditions if at all. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purpose of the condensed consolidated statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company had no accrual for interest or penalties as of December 31, 2024.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the condensed consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, BCF (Beneficial Conversion Feature) liabilities feature of convertible debt, derivate liabilities, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

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

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the condensed consolidated financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. The conversion features on convertible notes, the stock options outstanding and potentially dilutive.  Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. There were

98,745,976 potentially dilutive securities for the six months ended December 31, 2024 and 61,457,065 potentially dilutive securities for the six months ended December 31, 2023.

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

The carrying amounts reported in the Company’s financial statements for cash, and accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments.

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed consolidated balance sheet at fair value. As of December 31, 2024, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. On June 30, 2024, the Company wrote off all inventory using the allowance method. Total inventory as of December 31, 2024, net of allowance for inventory reserves was $0.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  The adoption of this on July 1, 2024, did not have a material impact on its financial statements.

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

In November 2024, the FASB also issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require the disclosure of additional information about specific expense categories in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. For us, annual reporting requirements will be effective for our fiscal year 2028 beginning on July 1, 2027, and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2029. Early adoption is permitted. We are currently evaluating the impact of this amended disclosure guidance.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2 – Revenues

The company recognizes revenue when it transfers its promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s condensed consolidated revenue primarily comprises of Applife ROOSTER online sales of men’s grooming essentials.

Revenue consists of the following:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Rooster Essentials Sales	$1,135	$1,944
Background Checks Sales	-	-
Service Fee – OfficeHop	-	-
Total Revenue	$1,135	$1,944

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Rooster Essentials Sales	$2,103	$5,798
Background Checks Sales	-	-
Service Fee – OfficeHop	-	-
Total Revenue	$2,103	$5,798

Rooster Essentials APP SPV, LLC (“Rooster”), incorporated on April 9, 2019, is a wholly owned subsidiary of the Company. Rooster is a fully customizable men’s subscription service that delivers daily use grooming needs and essential items. As of December 31, 2024, Rooster sales make up 100% of revenue of the company.

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

B2BCHX is a fully developed app that is available in Google Play and a functioning ecommerce and mobile website. B2BCHX allows business owners around the world to order three levels of background checks in English on Chinese companies to prevent fraudulent business transactions and to gather information in order to gain confidence when doing business with a Chinese entity or to pursue legal remedy against a fraudulent Chinese Company. The reports are researched and written by a licensed law firm in Shanghai China in a partnership agreement with B2BCHX. The partnership splits the revenue 20% for the law firm, while Applife Digital Solutions receives 80%. As of December 31, 2024, the software for B2BCHX is fully developed but has yet to become operational. The Company is currently waiting for a change in Chinese law that will allow the law firm to share information of Chinese companies overseas.

Office Hop is a global sharing model platform for short term rentals of office and meeting rooms. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. The company will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. Office Hop is expected to generate revenue from the 10-15% service fee charged to Users through the use of the app. As of December 31, 2024, the software for OfficeHop is fully developed but has yet to become operational.

Note 3 – Notes payable

On May 4, 2024, the Company financed its insurance premiums through its insurance broker amounting to $29,415 that carries an annual interest rate of 13.21% and matures through March 2025 in ten equal payments of $2,942. The net carrying amount of the note is $8,530 and $26,474 as of December 31, 2024 and June 30, 2024.

Note 4 – Convertible notes payable to stockholder

On February 4, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $350,000 (“February 2022 Notes”). The note will be paid in three tranches with first tranche of $100,000 received on March 28, 2022. The second and third tranches of $150,000 and $100,000 each, were received on May 3, 2022, and June 21, 2022, respectively. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $ 0.013. The February 2022 Notes contain embedded derivatives, see Note 9.

On August 26, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $325,000 (“August 2022 Notes”). The note is disbursed in three tranches with first tranche of $125,000 received on September 1, 2022. The second tranche of $100,000 was received on September 19, 2022 and the third tranche of $100,000 was received on October 15, 2022. The note is subject to certain ownership limitations and will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion rate of $0.046. The August 2022 Notes contain embedded derivatives, see Note 9.

On December 21, 2022, the Company sold convertible note bearing 12% interest per annum in the principal amount of $120,000 (“December 2022 Notes”). The note is disbursed in four tranches with first tranche of $40,000 received on January 10, 2023, and the remaining tranches of $20,000, $20,000 and $40,000 received on February 10, 2023, March 3, 2023 and March 31, 2023, respectively. The December 2022 Notes contain embedded derivatives, see Note 9.

On April 24, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $280,000 (“April 24, 2023 Notes”). The first tranche of $80,000 was received on July 31, 2023 and the remaining tranches of $100,000 each received on October 13, 2023 and December 1, 2023, respectively. The April 24, 2023 Notes contain embedded derivatives, see Note 9.

On April 30, 2023, the Company sold convertible note bearing 12% interest per annum in the principal amount of $100,000 (“April 30, 2023 Notes”). The note is disbursed in three tranches with the first tranche of $20,000 received on May 12, 2023, and the remaining tranches of $40,000 each received on May 31, 2023 and June 28, 2023, respectively. The April 30, 2023 Notes contain embedded derivatives, see Note 9.

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

On June 26, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $50,000. The note has a maturity of June 26, 2025. The company received the funds on July 6, 2024.

On August 7, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $110,500. As of December 31, 2024, the company has received a total of $110,500.

On December 19, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $40,000. The note has a maturity of December 19, 2025. In addition to the payment of principal and interest, the holder shall receive an equity premium in common shares of the company in the amount of interest earned on the Note and converted into common stock at the price per share at the end of trading day on the date of the maturity date. Total amount of the equity premium is $4,400 and it is amortized over the life of the note.

The net carrying amount of the notes payable to shareholder is $640,500 and $440,000 as of December 31, 2024 and June 30, 2024, respectively. The remainder are convertible notes payable totaling $825,000 and $825,000, as of December 31, 2024 and June 30, 2024, respectively.

The outstanding balance of notes payable were as follows:

	December 31, 2024	June 30, 2024
Non-convertible notes principal balance	$640,500	$440,000
Convertible Notes principal balance	$825,000	$825,000
Unamortized debt discount	(43,677)	(245,191)
	$1,416,823	$1,019,809

A detailed roll forward schedule is shown as follows:

Amount
Balance of convertible notes payable, net of discount on June 30, 2024	$1,019,809
Amortization of debt discount	201,314
New Issuances	200,500
Paydown of debt with common stock payable	(4,800)
Balance of convertible notes payable, net of discount as of December 31, 2024	$1,416,823

Note 5 – Related Party Transactions

Due to Officer

During the six-months ended December 31, 2024, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer December 31, 2024 and June 30, 2024 was $49,000 and $68,500, respectively. There are no definitive repayment terms and no interest is accruing on these advances.

Notes Payable

During the six months ended December 31, 2024, the Company had promissory notes payable due to shareholders totaling $640,500 and convertible notes payable to shareholders totaling $825,000, offset by unamortized debt discount of $43,880. See Note 4 for more detailed information.

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

The Company is currently involved in a legal proceeding related to an alleged breach of contract related to a contractor performing IR services for Applife Digital Solutions.  The contractor is claiming $50,000 due to the daily penalty fee for non-payment.  ALDS does not believe that a breach of contract took place and believes this claim is without merit. The Company is currently hiring an attorney and requesting a continuance. The company is expecting these proceedings to go to small claims court, mediation, or if taken to court, filing a motion to dismiss. Due to these legal proceedings, the Company has accrued $15,000 in legal fees for settlement purposes.

The Company was not a party to any other legal actions or claims on December 31, 2024.

LeSalon Asset Purchase

On January 11, 2024, the Company agreed to pay Le Salon, a third party, a total consideration of $1,400,000 for the acquisition of certain intellectual property rights. The consideration comprised $100,000 in cash and $1,300,000 in the Company’s common stock. The intellectual property (“IP”) is currently being transitioned, and the Company expects the IP will be operational around the first quarter of 2025. Until the transfer of control is completed, the Company will not recognize the acquired IP on its balance sheet. As of December 31, 2024, the Company partially issued 10,350,000 common stock on August 9, 2024 at market value totaling $80,730.

Note 8 – Stockholders’ Deficit

As of December 31, 2024, and June 30, 2024, there were 160,893,635 and 150,543,635 shares of common stock issued and outstanding.

Restricted stock and stock options

During the three and six months ended December 31, 2024, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $0 and $0, respectively. During the three and six months ended December 31, 2023, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $449,919 and $910,021, respectively. The restricted stock options were fully vested as June 30, 2024.

During the three and six months ended December 31, 2024, the Company recognized $59,701 and $151,598 of expense related to the vesting of stock options to its board members and consultants. During the three and six months ended December 31, 2023, the Company recognized $90,545 and $191,271 of expense related to the vesting of stock options to its board members and consultants. Stock compensation expense is summarized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Restricted stock awards	$-	$359,374	$-	$718,750
Stock options awards	59,701	90,545	151,598	191,270
Total	$59,701	$449,919	$151,598	$910,020

During the six months ended December 31, 2024, the Company granted 0 options to its board members and consultants and cancelled 0 options. The options granted in fiscal year 2024 vest pro-rata over the vesting period, have exercise prices ranging from $0.01 - $0.018 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2023	51,322,083	$0.04	4.14
Granted	15,773,265	0.02	4.62
Reversal of conversion	(5,638,283)	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-
Outstanding – December 31, 2023	61,457,065	$0.05	3.97

Outstanding – June 30, 2024	98,745,976	$0.05	3.74
Granted	-	-	-
Exercised	-	-	-
Outstanding – December 31, 2024	98,745,976	$0.03	3.22

In connection with the options the Company and valued with Black Scholes using the following inputs:

Six Months Ended December 31, 2024
Stock price	$0.017 – 0.021
Exercise price	$0.017 – 0.021
Expected term (in years)	1.00 – 5.00
Volatility (annual)	250.6% – 297.8%
Risk-free rate	3.48% - 4.67%

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended December 31, 2024 is as follows:

Six Months Ended December 31, 2024
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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Derivative liability	$-	$-	$483,581	$483,581
Total	$-	$-	$483,581	$483,581

	Fair value measured at June 30, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2024
Derivative liability	$-	$-	$728,351	$728,351
Total	$-	$-	$728,351	$728,351

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

There were no transfers between Level 1, 2 or 3 during six months ended December 31, 2024.

During the three and six months ended December 31, 2024, the Company recorded losses of $100,075 and $244,770 respectively, from the change in fair value of derivative liability.

During the three and six months ended December 31, 2023, the Company recorded losses of $81,588 and $28,947 respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended September 30, 2024:

Derivative Liability
Balance as of June 30, 2024	$728,351
Change in fair value	(244,770)
Balance as of December 31, 2024	$483,581

The balance of the derivative liability at December 31, 2024 and June 30, 2024 was $483,581 and $728,351, respectively.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following material events occurred.

Proposed Acquisition

On January 21, 2025, the Company entered into a non-binding Letter of Intent to effect a reverse merger with a private company (“the Target”). Under the proposed transaction, the Target will become a wholly owned subsidiary of the Company; however, the Target’s stakeholders are expected to control the combined entity, holding approximately 87% of the post-transaction common stock, with existing Company shareholders retaining roughly 13%. As part of the transaction, the Target will pay consideration to the Company consisting of $300,000 in cash and $450,000 of Series B Preferred Stock, subject to customary closing conditions. No adjustments have been recorded in the financial statements pending the consummation of the transaction.

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

Our DRINX project is in early stage of development and we believe the beta version will be ready by the second quarter of fiscal year 2025. DRINX app allows anyone to purchase a virtual drink ticket anywhere and at any time for friends and colleagues. We anticipate the sources of revenue will come from advertising and sponsorships from alcohol companies promoting products on the app, user fee of $0.99 to send each drink and discounts provided by the bars and restaurants for purchases made by the app.

Results of Operations for Three Months Ended December 31, 2024 and December 31, 2023

Revenue

For the three months ended December 31, 2024 and 2023, we generated revenue of $1,135 and $1,944, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

The decrease was primarily due to successful marketing efforts in 2023 that decreased in 2024.

Operating Loss

For the three months ended December 31, 2024 and 2023 we had operating losses of $200,020 and $592,495, respectively.  This decrease was due primarily to less stock compensation in 2024 compared to 2023.

Other Income (Expense)

For the three months ended December 31, 2024 and 2023, we had other income (expense) of $(18,735) and $112,864, respectively. The other income during the three months ended December 31, 2024, was due to interest expense of $118,810 and change in fair value of derivative liabilities of $100,075. The other expense during the three months ended December 31, 2023, was due to the interest expense of $223,074, and gain on termination of conversion feature on debt of $417,526, partially offset by the change in fair value of derivative liabilities of $81,588.

Net loss

We reported a net loss of $218,755 and $479,631 for the three months ended December 31, 2024, and 2023, respectively.

Results of Operations for Six Months Ended December 31, 2024 and December 31, 2023

Revenue

For the six months ended December 31, 2024 and 2023, we generated revenue of $2,103 and $5,798, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

The decrease was primarily due to successful marketing efforts in 2023 that decreased in 2024.

Operating Loss

For the six months ended December 31, 2024 and 2023 we had operating losses of $373,378 and $1,177,804, respectively.  This decrease was due primarily to less stock compensation in 2024 compared to 2023.

Other Income (Expense)

For the six months ended December 31, 2024 and 2023, we had other income (expense) of $(29,801) and $26,707, respectively. The other income during the six months ended December 31, 2024, was due to interest expense of $274,571 and change in fair value of derivative liabilities of $244,770. The other expense during the six months ended December 31, 2023, was due to the interest expense of $361,872, and gain on termination of conversion feature on debt of $417,526, partially offset by the change in fair value of derivative liabilities of $28,947.

Net loss

We reported a net loss of $403,179 and $1,151,097 for the six months ended December 31, 2024, and 2023, respectively.

Working Deficit

	December 31, 2024	June 30, 2024
Current assets	$74,162	$61,691
Current liabilities	2,521,770	2,254,187
Working deficit	$(2,447,608)	$(2,192,496)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities as of December 31, 2024 and June 30, 2024 amounting to $2,521,770 and $2,254,187, respectively, include $483,581 and $728,351 of derivative liabilities which relate to the convertible notes payable and stock options.  Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit of $22,338,179 and $21,925,000 as of September 30, 2024 and June 30, 2024, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2024
Net Cash (Used) in Operating Activities	$(154,598)	$(199,744)
Net Cash (Used) in Investing Activities	-	-
Net Cash Provided by Financing Activities	181,000	300,000
Net (Decrease) in Cash	$26,402	$(100,256)

Our cash balance was $49,296 as of December 31, 2024.  We recorded a net loss of $403,179 for the six months ended December 31, 2024. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations.  We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and condensed consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the six months ended December 31, 2024 and 2023, the Company used $154,598 and $199,744 in cash to fund our operating activities, respectively.

During the six months ended December 31, 2024, the cash used in operating activities was the result of net loss during the period partially offset by stock compensation expense, amortization of debt discount, interest expense, offset by change in fair value of derivative liabilities.

During the six months ended December 31, 2023, the cash used in operating activities was the result of net loss during the period and gain from change in fair value of derivative liabilities, partially offset by amortization of debt discount, interest expense, issuances of common stock for services, stock compensation expense and an increase in working capital accounts.

Investing Activities

During the six months ended December 31, 2024 and 2023, the company did not have any investing activities.

Financing Activities

Net cash provided by financing activities was $181,000 and $300,000 during the six months ended December 31, 2024 and 2023, respectively.

During the six months ended December 31, 2024, the Company received $200,500 of proceeds from the issuance of notes payable to stockholders and paid a $19,500 payments of the balance amounts of due to officer.

During the six months ended December 31, 2023, the Company received $280,000 of proceeds from the issuance of notes payable to shareholders and received a $20,000 advance from an officer.

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

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the condensed consolidated financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed consolidated balance sheet at fair value.  As of December 31, 2024, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is currently involved in a legal proceeding related to an alleged breach of contract related to a contractor performing IR services for Applife Digital Solutions.  The contractor is claiming $50,000 due to the daily penalty fee for non-payment.  ALDS does not believe that a breach of contract took place and believes this claim is without merit. The Company is currently hiring an attorney and requesting a continuance. The company is expecting these proceedings to go to small claims court, mediation, or if taken to court, filing a motion to dismiss. Due to these legal proceedings, the Company has accrued $15,000 in legal fees for settlement purposes.

We know of no other material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 13, 2025	/s/ Matt Reid
Matt Reid,
Principal Executive Officer,
Principal Accounting Officer and Director