Form 10-K/A
period 2024-06-30
APPlife Digital Solutions Inc
filed 2025-02-26
CIK 1755101

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

EXPLANATORY NOTE

APPLife Digital Solutions, Inc. is referred to herein as “we”, “us”, “our”, or the “Company”.  We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, originally filed on October 9, 2024 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff of the Securities and Exchange Commission (the “SEC”) in connection with their review of the Original 10-K.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2024.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2024 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended June 30, 2024. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 26, 2025	/s/ Matt Reid
Matt Reid, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Reid	Principal Executive Officer, Principal Financial Officer, and Director	February 26, 2025
Matt Reid