Form 10-Q
period 2025-03-31
APPlife Digital Solutions Inc
filed 2025-05-09
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐ Yes  ☒ No

As of May 9, 2025 a total of 160,893,635 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
		(Audited)
ASSETS
Current assets
Cash	$9,511	$22,894
Prepaid expenses	13,468	38,797
Total current assets	22,979	61,691

Deposit on asset purchase	180,730	100,000
Total assets	203,709	161,691

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$585,426	$411,053
Common stock payable	4,800	-
Notes payable to shareholders, net	1,451,153	1,019,809
Notes payable	-	26,474
Derivative liabilities	291,299	728,351
Due to officer	73,777	68,500
Total current liabilities	2,406,455	2,254,187

Total liabilities	2,406,455	2,254,187

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 160,893,635 and 150,543,635 shares issued and outstanding as of both March 31, 2025 and June 30, 2024	160,895	150,545
Additional paid-in capital	19,946,066	19,681,959
Accumulated deficit	(22,309,707)	(21,925,000)
Total stockholders’ deficit	(2,202,746)	(2,092,496)
Total liabilities and stockholders’ deficit	$203,709	$161,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$7,834	$2,348	$9,937	$8,146
Cost of goods sold	(17)	(7,708)	(277)	(20,020)
Gross (loss) profit	7,817	(5,360)	9,660	(11,874)

Operating expenses	125,237	553,274	500,458	1,724,564
Total operating expenses	125,237	553,274	500,458	1,724,564

Loss from operations	(117,420)	(558,634)	(490,798)	(1,736,438)

Other income (expense)
Interest expense	(56,390)	(159,650)	(330,961)	(521,522)
Gain on termination of conversion feature on debt	-	-	-	417,526
Change in fair value of derivative liability	192,282	79,790	437,052	50,843

Net income (loss) before provision for income taxes	18,472	(638,494)	(384,707)	(1,789,591)

Provision for income taxes	-	-	-	-
Net income (loss)	$18,472	$(638,494)	$(384,707)	$(1,789,591)

Basic and diluted loss per share	$0.00	$(0.01)	$(0.00)	$(0.03)
Average number of common shares outstanding - basic and diluted	160,893,635	60,543,635	158,551,664	60,543,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2023	150,543,635	$150,545	$16,197,818	$(18,025,501)	$(1,677,138)
Stock compensation	-	-	462,059	-	462,059
Net loss	-	-	-	(638,494)	(638,494)
Balance, March 31, 2024	150,543,635	$150,545	$16,659,877	$(18,663,995)	$(1,853,573)

Balance, June 30, 2023	150,543,635	$150,545	$15,287,798	$(16,874,404)	$(1,436,061)
Stock compensation	-	-	1,372,079	-	1,372,079
Net loss	-	-	-	(1,789,591)	(1,789,591)
Balance, March 31, 2024	150,543,635	$150,545	$16,659,877	$(18,663,995)	$(1,853,573)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2024	160,893,635	$160,895	$19,903,937	$(22,328,179)	$(2,263,347)
Stock compensation	-	-	42,129	-	42,129
Net income	-	-	-	18,472	18,472
Balance, March 31, 2025	160,893,635	$160,895	$19,946,066	$(22,309,707)	$(2,202,746)

Balance, June 30, 2024	150,043,635	$150,545	$19,681,959	$(21,925,000)	$(2,092,496)
Stock compensation	-	-	193,727	-	193,727
Issuance of shares due to LeSalon Purchase	10,350,000	10,350	70,380	-	80,730
Net loss	-	-	-	(384,707)	(384,707)
Balance, March 31, 2025	160,893,635	$160,895	$19,946,066	$(22,309,707)	$(2,202,746)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATEDSTATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,707)	(1,789,591)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Amortization	235,644	415,938
Interest expense	95,317	44,053
Stock compensation expense	193,727	1,372,079
Gain on termination of conversion feature on debt	-	(417,526)
Change in fair value of derivative liability	(437,052)	(50,843)
Changes in operating assets and liabilities:
Accounts receivable	-	(1,680)
Prepaid expenses and other current assets	(1,145)	(14,045)
Inventories	-	19,836
Accounts payable and accrued expenses	79,056	132,900
Net cash used in operating activities	(219,160)	(288,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid for the purchase of assets from Le Salon	-	(100,000)
Net cash used in investing activities	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable to stockholders	200,500	310,000
Proceeds from amounts due to officer	5,277	50,000
Net cash provided from financing activities	205,777	360,000

Net decrease in cash and cash equivalents	(13,383)	(28,879)
Cash and cash equivalents, beginning of period	22,894	57,619
Cash and cash equivalents, end of period	$9,511	28,740

Non-cash investing and financing activities:
Increase in derivative liability upon issuance of convertible note	$-	$280,000
Payment of notes payable with issuance of options to purchase common stock	$(10,350)	$-

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

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2025.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. The conversion features on convertible notes, the stock options outstanding and potentially dilutive.  Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. There were

98,745,976 potentially dilutive securities for the nine months ended March 31, 2025 and 74,393,933 potentially dilutive securities for the nine months ended March 31, 2024.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed consolidated balance sheet at fair value. As of March 31, 2025, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. On June 30, 2024, the Company wrote off all inventory using the allowance method. Total inventory as of March 31, 2025, net of allowance for inventory reserves was $0.

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

The Company’s condensed consolidated revenue primarily comprises of Applife ROOSTER online sales of men’s grooming essentials.

Revenue consists of the following:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Rooster Essentials Sales	$7,834	$2,348
Background Checks Sales	-	-
Service Fee – OfficeHop	-	-
Total Revenue	$7,834	$2,348

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Rooster Essentials Sales	$9,937	$8,146
Background Checks Sales	-	-
Service Fee – OfficeHop	-	-
Total Revenue	$9,937	$8,146

Rooster Essentials APP SPV, LLC (“Rooster”), incorporated on April 9, 2019, is a wholly owned subsidiary of the Company. Rooster is a fully customizable men’s subscription service that delivers daily use grooming needs and essential items. As of March 31, 2025, Rooster sales make up 100% of revenue of the company.

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

B2BCHX is a fully developed app that is available in Google Play and a functioning ecommerce and mobile website. B2BCHX allows business owners around the world to order three levels of background checks in English on Chinese companies to prevent fraudulent business transactions and to gather information in order to gain confidence when doing business with a Chinese entity or to pursue legal remedy against a fraudulent Chinese Company. The reports are researched and written by a licensed law firm in Shanghai China in a partnership agreement with B2BCHX. The partnership splits the revenue 20% for the law firm, while Applife Digital Solutions receives 80%. As of March 31, 2025, the software for B2BCHX is fully developed but has yet to become operational. The Company is currently waiting for a change in Chinese law that will allow the law firm to share information of Chinese companies overseas.

Office Hop is a global sharing model platform for short term rentals of office and meeting rooms. The OFFICE HOP model is like Airbnb for short term shared or private office space and meeting rooms. Offices that have an extra office, shared desk, an empty meeting room or conference room may list the space and act as a host for a user. Those users in need of a short-term shared desk, meeting room or private office may locate one on our platform and rent it out for use as needed by the hour, half day, full day, week or month. The company will also offer access to creative spaces such as photo studios and pop-up art galleries and will offer restaurants with private rooms a way to rent out the space with a menu included for group or lunch meetings. Office Hop is expected to generate revenue from the 10-15% service fee charged to Users through the use of the app. As of March 31, 2025, the software for OfficeHop is fully developed but has yet to become operational.

Note 3 – Notes payable

On May 4, 2024, the Company financed its insurance premiums through its insurance broker amounting to $29,415 that carries an annual interest rate of 13.21% and matures through March 2025 in ten equal payments of $2,942. The net carrying amount of the note is $0 and $26,474 as of March 31, 2025 and June 30, 2024.

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

On April 29, 2024, the Company amended the conversion price of all the convertible promissory notes outstanding for common stock upon maturity. Upon execution and delivery of the amendment, 19,005,896 shares shall be issued to the Lender to convert all convertible notes to common stock. All convertible notes will be deemed satisfied and no longer outstanding after the issuance of shares. Execution of amendment will occur when one or more of the following events takes place: (1) the closing of the sale, lease, exclusive license, transfer or other disposition of all or substantially all of the company’s assets, (2) the consummation of the reorganization, merger or consolidation of the Company with or into another entity, or (3) the closing of the sale, transfer, or issuance, in one transaction or series of transactions of the company’s securities, and hold at least majority of the voting power of the capital stock of the Company. As March 31, 2025, no such event has occurred.

On June 26, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $50,000. The note has a maturity of June 26, 2025. The company received the funds on July 6, 2024.

On August 7, 2024, the company issued a promissory note bearing 12% interest per annum in the principal amount of $110,500. As of March 31, 2025, the company has received a total of $110,500.

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

The net carrying amount of the notes payable to shareholder is $640,500 and $440,000 as of March 31, 2025 and June 30, 2024, respectively. The remainder are convertible notes payable totaling $825,000 and $825,000, as of March 31, 2025 and June 30, 2024, respectively.

The outstanding balance of notes payable were as follows:

	March 31, 2025	June 30, 2024
Non-convertible notes principal balance	$640,500	$440,000
Convertible Notes principal balance	$825,000	$825,000
Unamortized debt discount	(14,347)	(245,191)
	$1,451,153	$1,019,809

A detailed roll forward schedule is shown as follows:

Amount
Balance of convertible notes payable, net of discount on June 30, 2024	$1,019,809
Amortization of debt discount	235,644
New Issuances	200,500
Paydown of debt with common stock payable	(4,800)
Balance of convertible notes payable, net of discount as of March 31, 2025	$1,451,153

Note 5 – Related Party Transactions

Due to Officer

During the nine-months ended March 31, 2025, the Company received advances from its officer to pay for certain operating expenses. The balance due to the officer March 31, 2025 and June 30, 2024 was $73,777 and $68,500, respectively. There are no definitive repayment terms and no interest is accruing on these advances.

Notes Payable

During the nine months ended March 31, 2025, the Company had promissory notes payable due to shareholders totaling $640,500 and convertible notes payable to shareholders totaling $825,000, offset by unamortized debt discount of $14,347. See Note 4 for more detailed information.

Note 6 – Concentrations

Cash Concentration

The Company maintains its cash and cash equivalents at financial institutions in the United States and China, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions. On March 31, 2025, the Company’s cash balance did not exceed the FDIC insurance limit.  The Company has not experienced any losses in such accounts.

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

The Company was not a party to any other legal actions or claims on March 31, 2025.

LeSalon Asset Purchase

On January 11, 2024, the Company agreed to pay Le Salon, a third party, a total consideration of $1,400,000 for the acquisition of certain intellectual property rights. The consideration comprised $100,000 in cash and $1,300,000 in the Company’s common stock. The intellectual property (“IP”) is currently being transitioned, and the Company expects the IP will be operational in fiscal year 2026. Until the transfer of control is completed, the Company will not recognize the acquired IP on its balance sheet. As of March 31, 2025, the Company partially issued 10,350,000 common stock on August 9, 2024 at market value totaling $80,730.

Note 8 – Stockholders’ Deficit

As of March 31, 2025, and June 30, 2024, there were 160,893,635 and 150,543,635 shares of common stock issued and outstanding.

Restricted stock and stock options

During the three and nine months ended March 31, 2025, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $0 and $0, respectively. During the three and nine months ended March 31, 2024, the Company recognized stock compensation expense on outstanding restricted stock awards and stock options of $462,059 and $1,372,079, respectively. The restricted stock options were fully vested as June 30, 2024.

During the three and nine months ended March 31, 2025, the Company recognized $0 and $0 of expense related to the vesting of stock options to its board members and consultants. During the three and nine months ended March 31, 2024, the Company recognized $106,560 and $297,860 of expense related to the vesting of stock options to its board members and consultants. Stock compensation expense is summarized as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Restricted stock awards	$-	$355,469	$-	$1,074,219
Stock options awards	42,129	106,560	193,727	297,860
Total	$42,129	$462,059	$193,727	$1,372,079

During the nine months ended March 31, 2025, the Company granted 0 options to its board members and consultants and cancelled 0 options. The options granted in fiscal year 2024 vest pro-rata over the vesting period, have exercise prices ranging from $0.01 - $0.018 and expire in five years from the date of grant.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – June 30, 2023	51,322,083	$0.04	4.14
Granted	28,710,133	0.03	6.57
Reversal of conversion	(5,638,283)	-	-
Exercised	-	-	-
Outstanding – March 31, 2024	74,393,933	$0.04	3.74

Outstanding – June 30, 2024	98,745,976	$0.05	3.74
Granted	-	-	-
Exercised	-	-	-
Outstanding – March 31, 2025	98,745,976	$0.03	2.93

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the nine months ended March 31, 2025 is as follows:

Nine Months Ended March 31, 2025
Stock price	$0.01
Exercise price	$0.01
Contractual term (in years)	0.04-0.24
Volatility (annual)	343.47%
Risk-free rate	4.25% - 4.45%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at March 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2025
Derivative liability	$-	$-	$291,299	$291,299
Total	$-	$-	$291,299	$291,299

	Fair value measured at June 30, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2024
Derivative liability	$-	$-	$728,351	$728,351
Total	$-	$-	$728,351	$728,351

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

There were no transfers between Level 1, 2 or 3 during nine months ended March 31, 2025.

During the three and nine months ended March 31, 2025, the Company recorded gains of $192,282 and $437,052 respectively, from the change in fair value of derivative liability.

During the three and nine months ended March 31, 2024, the Company recorded gains of $79,790 and $50,843 respectively, from the change in fair value of derivative liability.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2025:

Derivative Liability
Balance as of June 30, 2024	$728,351
Change in fair value	(437,052)
Balance as of March 31, 2025	$291,299

The balance of the derivative liability at March 31, 2025 and June 30, 2024 was $291,299 and $728,351, respectively.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that the following material events occurred.

In April 25, 2025, the Company entered into an Acquisition Agreement (the “Agreement”) pursuant to which the Company shall acquire all the equity interests in Sugar Auto Parts, Inc., a Nevada corporation (“Sugar”) in exchange for 240,000,000 shares of restricted common stock of the Company, 15,000 shares of a newly designated class of Series A preferred stock, 4,500 shares of a newly designated class of Series B preferred stock, 2,500 shares of a newly designated class of Series C preferred stock.  Further, Sugar shall pay an initial cash payment of $150,000 to the Company and an additional cash payment of $150,000 within ninety-five (95) days of the closing of the Agreement.

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

Results of Operations for Three Months Ended March 31, 2025 and March 31, 2024

Revenue

For the three months ended March 31, 2025 and 2024, we generated revenue of $7,834 and $2,348, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

The decrease was primarily due to successful marketing efforts in 2023 that decreased in 2024.

Operating Loss

For the three months ended March 31, 2025 and 2024 we had operating losses of $117,420 and $558,634, respectively. This decrease was due primarily to less stock compensation and professional fees incurred due to non-renewal of one of the Company’s consultants in the previous quarter.

Other Income (Expense)

For the three months ended March 31, 2025 and 2024, we had other income (expense) of $135,892 and $(79,860), respectively. The other income during the three months ended March 31, 2025, was due to interest expense of $56,390 and change in fair value of derivative liabilities of $192,282. The other income during the three months ended March 31, 2024, was due to interest expense of $159,650 and change in fair value of derivative liabilities of $79,790.

Net loss

We reported a net income of $18,472 and a net loss of $638,494 for the three months ended March 31, 2025, and 2024, respectively.

Results of Operations for Nine Months Ended March 31, 2024 and March 31, 2023

Revenue

For the nine months ended March 31, 2025 and 2024, we generated revenue of $9,937 and $8,146, respectively. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations.

Operating Loss

For the nine months ended March 31, 2025 and 2024, we had operating losses of $490,798 and $1,736,438, respectively. This decrease was due primarily to less stock compensation and professional fees incurred due to non-renewal of one of the Company’s consultants in the previous quarter.

Other Income (Expense)

For the nine months ended March 31, 2025 and 2024, we had other income (expense) of $106,091 and $(53,153), respectively. The other income during the nine months ended March 31, 2025, was due to interest expense of $330,961 and change in fair value of derivative liabilities of $437,052. The other income during the nine months ended March 31, 2024, was due to the gain on termination of conversion feature on debt of $417,526, partially offset by the interest expense of $521,522 and change in fair value of derivative liabilities of $50,843.

Net loss

We reported a net loss of $365,116 and $1,789,591 for the nine months ended March 31, 2025 and 2024, respectively.

Working Deficit

	March 31, 2025	June 30, 2024
Current assets	$22,979	$61,691
Current liabilities	2,406,455	2,254,187
Working deficit	$(2,383,476)	$(2,192,496)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities as of March 31, 2025 and June 30, 2024 amounting to $2,406,455 and $2,254,187, respectively, include $291,299 and $728,351 of derivative liabilities which relate to the convertible notes payable and stock options.  Upon exercise of the stock options and settlement of notes payable, the derivative liability will be reclassified as equity.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has minimal revenue generating operations and has an accumulated deficit of $22,309,707 and $21,925,000 as of March 31, 2025 and June 30, 2024, respectively. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Net Cash (Used) in Operating Activities	$(219,160)	$(288,879)
Net Cash (Used) in Investing Activities	-	(100,000)
Net Cash Provided by Financing Activities	205,777	360,000
Net (Decrease) in Cash	$(13,383)	$(28,879)

Our cash balance was $9,511 as of March 31, 2025. We recorded a net loss of $384,707 for the nine months ended March 31, 2025. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our apps and business operations. We anticipate generating revenues with our B2BCHX app, but only minimal revenues for our other apps over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and condensed consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

During the nine months ended March 31, 2025 and 2024, the Company used $219,160 and $288,879 in cash to fund our operating activities, respectively.

During the nine months ended March 31, 2025, the cash used in operating activities was the result of net loss during the period partially offset by stock compensation expense, amortization of debt discount, interest expense, offset by change in fair value of derivative liabilities.

During the nine months ended March 31, 2024, the cash used in operating activities was the result of net loss during the period and gain from termination of conversion feature on debt, partially offset by stock compensation expense, amortization of debt discount, interest expense, change in fair value of derivative liabilities and an increase in working capital accounts.

Investing Activities

During the nine months ended March 31, 2025 and 2024, the company used $0 and $100,000 in cash to fund investing activities, respectively.

Financing Activities

Net cash provided by financing activities was $205,777 and $360,000 during the nine months ended March 31, 2025 and 2024, respectively.

During the nine months ended March 31, 2025, the Company received $200,500 of proceeds from the issuance of notes payable to stockholders and $5,277 of proceeds from amounts due to officer.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed consolidated balance sheet at fair value. As of March 31, 2025, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: May 9, 2025	/s/ Matt Reid
Matt Reid,
Principal Executive Officer,
Principal Accounting Officer and Director