Form 10-K
period 2025-06-30
APPlife Digital Solutions Inc
filed 2025-10-14
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2025

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-54524

APPLIFE DIGITAL SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	82-4868628
(State of incorporation)	(I.R.S. Employer Identification No.)

701 Anacapa Street, Suite C

Santa Barbara, CA 93101

(Address of principal executive offices)

1 (805) 500-3205

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

As of October 13, 2025, a total of 2,000,000,000 shares of our common stock were outstanding.

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

PART I

ITEM 1. Business

Nature of Operations and Going Concern

APPlife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”), was formed on January 6, 2025, as a Nevada corporation. SAP is headquartered at 701 Anacapa St, Suite C, Santa Barbara, CA 93101.

On April 30, 2025, SAP executed a Bill of Sale with AP4L ABC, LLC. (AP4L) to acquire substantially all of AP4L’s assets. Under the agreement, SAP purchased all intellectual property and general intangible assets, including domain names, the AP4L website and related rights, and certain supplier relationships that could be re-established or renegotiated.  The Company operates primarily as an aftermarket automotive parts ecommerce business, specializing in online sales of suspension lift systems and related automotive accessories through its ecommerce platform. SAP leverages its digital presence to serve customers across the United States, offering a wide selection of products for Jeep, truck, and SUV owners.

The Company is a development stage company with a limited operating history, operations, and revenues and will need to raise capital to implement our planned operations.

Reverse Merger Transaction

On May 1, 2025, the Company entered into a definitive agreement to acquire SAP, with the transaction structured as a reverse merger. Following the Closing of the reverse merger on June 13, 2025, SAP became the operating entity of the combined company, with APPlife continuing as the registrant and reporting company. The transaction did not involve the transfer of employees, but SAP did engage a prior AP4L consultant to support ongoing business operations.

Products

As of the period from inception through today’s date, we have generated limited revenue and incurred expenses and operating losses, as part of our developmental stage activities in building our ecommerce platform and Sugar Auto Parts marketplace. Our auto parts ecommerce platform is our primary ecommerce website, offering a comprehensive catalog of suspension lift kits and related accessories for Jeep, truck, and SUV owners. The platform allows customers to browse, compare, and purchase products online, with a focus on providing quality aftermarket parts and a user-friendly shopping experience. Our sources of revenue are expected to come from product purchases and, in the future, may include advertising and sponsorships.

Competition

We directly compete for buyers to use our web sites over current ecommerce sites as well as sellers that utilize major marketplaces such as Amazon and eBay.  However, we believe our specialty ecommerce website offers substantial value-added content including installation guides, install videos, high impact photos, order customization and live chat with a technical expert.

Additionally, we believe that our automotive parts marketplace Sugar Auto Parts, with no known large challengers presently in the space outside of “all things to all people” online marketplaces like Amazon and eBay, has the opportunity to quickly be branded when launched as the auto part’s industry premier marketplace just as sites like Etsy, Wayfair, Uber and Chewy have been able to successfully do in their industries.

Marketing Strategy

Our marketing strategy is carefully built and tailored for our ecommerce platform. We focus on digital advertising, search engine optimization, and targeted promotions aimed at automotive enthusiasts and professional installers. Our goal is to differentiate ourselves through product specialization, competitive pricing, and customer service, although limited financial resources have constrained marketing efforts and impacted growth.

Employees

The Company operates with a streamlined team structure. Michael Hill was appointed Director and CEO of SAP on March 12, 2025, and following the acquisition of SAP by Applife on June 13, 2025, Mr. Hill was appointed CEO and Chairman of the Board of Directors for Applife. Barrett Evans serves as CFO and Director of the Company. The Company does not currently have a large full-time staff. Instead, the company relies on its executive leadership and a network of independent contractors and professional service providers in the United States to support its operations, business management, accounting, and legal needs. All executive and management functions are based in the U.S., with no employees or contractors located internationally. The Company generates all its revenue from its ecommerce platform serving U.S. customers, and there are no current plans to develop operations outside the United States.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report before deciding whether to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of a small physical location and alternatively, virtual offices.  This physical space is adequate for our present and our planned future operations.  We currently pay $1,500 per month for use of this space.  We have no current plans to occupy other or additional office space.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 2,000,000,000 shares of our common stock outstanding as of October 13, 2025.

Security Holders

As of October 13, 2025, there were approximately 77 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

On April 25, 2025, the Company’s subsidiary, Sugar Auto Parts, Inc. entered into three securities purchase agreements with investors, pursuant to which the investors entered into notes in the aggregate original principal amount of $810,000 and 40,500,000 Warrants to purchase Common Stock of the Company.  On June 13, 2025, the notes converted into 810 shares of Series D Preferred Stock with a stated value of $1,000 per share and convertible into common shares at $0.02 per share, of the parent company, Applife Digital Solutions, Inc.

Just prior to the merger of Applife by SAP, Applife issued 99,106,364 shares of Common Stock of the Company to its respective shareholders bringing the total shares issued to the Applife share-holders of 260,000,000 common shares.  On June 13, 2025, the date of the Merger, the Company issued 1,740,000,000 shares of Common Stock of the Company and 2,500 of Series Preferred C Stock as purchase consideration.

On June 13, 2025, the Company completed the transactions contemplated by the Acquisition Agreement (the “Agreement”) entered into with Sugar Auto Parts, Inc., a Nevada corporation (“Sugar”) on April 25, 2025.  Pursuant to the Agreement, Company acquired all the equity interests in Sugar in exchange for 1,740,000,000 shares of restricted common stock of the Company.  Additionally, just prior to the Merger, the Company issued 4,400 shares of a newly designated class of Series B Preferred Stock to settle existing liabilities. On June 13, 2025, after the Merger, the Company issued an additional 8,455 shares of a Series B Preferred Stock to settle liabilities with a debt holder from the AP4L acquisition.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025, and is incorporated by reference herein.

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

APPlife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”) is a Nevada corporation formed on January 6, 2025, by Mammoth Crest Capital, LLC, a Wyoming corporation that is 50% owned by Michael Hill and Barrett Evans. The Company is headquartered at 701 Anacapa St., Suite C, Santa Barbara, CA 93101. SAP operates primarily as an aftermarket automotive parts e-commerce business, specializing in online sales of suspension lift systems and related accessories through its flagship ecommerce platform. The Company serves customers across the United States, offering a wide selection of products for Jeep, truck, and SUV owners.

Reverse Merger with Sugar Auto Parts, Inc.

On June 13, 2025, SAP became a wholly-owned subsidiary of Applife.

Plan of Operation

Applife operates with a streamlined executive team led by Michael Hill and Barrett Evans, with all management and business operations based in the United States. We rely on its executive leadership and a network of independent contractors and professional service providers for business management, accounting, legal, and investor relations functions. All executive and management functions are located in Nevada and California, and there are no employees or contractors located internationally. We generate all of our revenue from our ecommerce platform serving U.S. customers. We have no current plans to develop operations outside the United States.

Our business model is focused on expanding our ecommerce operations, strengthening our product offerings, and pursuing strategic acquisitions that align with our vision for growth. We will continue to explore new opportunities to invest in projects and partnerships that can enhance our market position and revenue streams. Capital raised will be allocated to marketing, acquisitions, and revenue generation initiatives.

We are committed to building value through operational efficiency, targeted marketing, and strategic partnerships. We seek acquisition targets that fit our vision and areas of interest, are currently generating revenue with room for growth, and have strong management teams that will remain in place post-acquisition.

Results of Operations

For the Period from January 6, 2025 to June 30, 2025
Revenue	$315,130
Cost of goods sold	(270,891)
Operating expenses	246,137
Other expenses	(795,865)
Net Loss	(997,763)

Revenue

For the period beginning with inception and ended June 30, 2025, we had revenues of $315,130. The Company has been in the process of marketing and developing its apps, hiring developers and coders, incurring professional fees for registering its common stock and identifying other apps and partnerships to generate revenues as the Company expands its operations. Costs of sales were $270,891 which were approximately 86% of revenue. Gross margin was $44,239.

Operating Loss

For the period beginning with inception and ended June 30, 2025, we had operating expenses of $246,137. This loss was primarily attributable to cost of goods sold, payments to contractors, and other operating expenses, including marketing and advertising.

Other Income/Expense

For the period beginning with inception and ended June 30, 2025, total other expenses were $195,865. This consisted of interest expense of $803,589, offset in part by a gain on extinguishment of debt of $7,724.

Net loss

We reported a net loss of $997,763 for the year ended June 30, 2025.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has revenue generating operations and has an accumulated deficit of $3,621,781. In addition, there is a working capital deficiency of approximately $2,556,084 and a stockholder’s deficiency of $811,778 as of June 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity and debt financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

Our cash balance was $111,397 on June 30, 2025.  We recorded a net loss of $997,763 for the period from January 6, 2025 to June 30, 2025. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our business operations.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•Curtail the development of our business,

•Seek strategic partnerships that may force us to relinquish significant rights to our business, or

•Explore potential mergers or sales of significant assets of our Company.

Working Capital Deficit

June 30, 2025
Current assets	$134,733
Current liabilities	2,690,817
Working capital (deficit)	$(2,556,084)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. We expect to require additional capital, and we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities of $2,690,817 include $802,589 of warrant liabilities which relate to the convertible notes payable.

Cash Flows

For the Period from January 6, 2025 to June 30, 2025
Net Cash Used in Operating Activities	$(159,964)
Net Cash Used in Investing Activities	(185,000)
Net Cash Provided by Financing Activities	456,361
Net Decrease in Cash	$111,397

Operating Activities

During the period from January 6, 2025 to June 30, 2025, cash used in the Company’s operating activities amounted to $159,964, mainly composed of the Company’s net loss amounting to $997,763. This amount was adjusted by noncash items of interest expense of $803,589 and a decrease from gain on extinguishment of debt of $7,724. Changes in assets and liabilities include an increase in accounts payable and accrued expenses of $41,934.

Investing Activities

During the period from January 6, 2025 to June 30, 2025, the Company used $185,000 in cash for investing activities, which included $35,000 paid for the purchase of AP4L and $150,000 paid as purchase consideration for the Applife reverse merger in June 2025.

Financing Activities

During the period from January 6, 2025 to June 30, 2025, the Company received $600,000 in proceeds from the issuance of promissory notes, offset by payments of $143,639 on other liabilities, resulting in net cash provided by financing activities of $456,361.

On August 1, 2025, the Company entered into a twelve-month promissory note in the amount of $187,000 with Labrys Fund II, L.P. The note carries a 12% interest rate per annum and converts at a 25% discount to market price. Market price shall mean 75% of the average of the closing prices of the Common Stock on the Principal Market during the five (5) trading day period immediately preceding the respective conversion date.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value.  As of June 30, 2025, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Business combination

The Company applies the provisions of ASC 805, “Business Combination” and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Goodwill generated from a business combination is primarily attributable to synergies.

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired technology and acquired customer relationships from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred (Note 3 – Business Combinations).

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

ITEM 8.  Financial Statements

Applife Digital Solutions, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of APPLife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of APPLife Digital Solutions, Inc. and subsidiaries (the Company) as of June 30, 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows for period from inception (January 6, 2025) through June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the period from Inception through June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP
We have served as the Company’s auditor since 2019.
PCAOB ID 587
Houston, Texas
October 14, 2025

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2025
ASSETS
Current assets
Cash	$111,397
Inventory	5,135
Right of use asset	18,201
Total current assets	134,733

Goodwill	2,696,018
Furniture and equipment	1,000
Domain List	1,000

Total Assets	2,832,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$40,513
Lease liability	18,201
Due to AppLife Holdings	150,000
Derivative liability – common stock warrants	802,589
Other current liabilities	1,679,514
Total current liabilities	2,690,817

Convertible preferred stock liability – Series B preferred stock, Par value $0.001 per share, 20,000 shares authorized and 12,850 issued and outstanding. Stated value of $1,285,000	953,712
Total liabilities	3,644,529

Commitments and contingencies

Stockholders’ deficit
Series C preferred stock, Par value $0.001 per share, 2,500 shares issued and outstanding	3
Series D preferred stock, Par value $0.001 per share, 810 shares issued and outstanding, liquidation preference of $810,000	1
Common Stock, Par value $0.001 per share, 5 billion shares Authorized and 2,000,000,000 shares issued and outstanding	2,000,000
Additional Paid in Capital	809,999
Accumulated (deficit)	(3,621,781)
Total stockholders’ deficit	(811,778)
Total liabilities and stockholders’ deficit	$2,832,751

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from January 6, 2025 to June 30, 2025
Revenue	$315,130
Cost of goods sold	(270,891)
Gross profit	44,239

Operating expenses	246,137
Total operating expenses	246,137

Loss from operations	(201,898)

Other income (expenses)
Interest expense	(803,589)
Gain on extinguishment of debt	7,724

Net loss before provision for income taxes	(997,763)

Provision for income taxes	-

Net loss	(997,763)

Basic and diluted loss per share	437,954,545
Average number of common shares outstanding - basic and diluted	$(0.00)

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Series C Preferred Shares		Series D Preferred Shares		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, January 6, 2025 (Inception)	500,000,000	500,000	-	-			-	(500,000)	-
Shares issued related to acquisition of AP4L	1,240,000,000	1,240,000	2,500	3	-	-	-	(1,240,003)	-
Reverse re-capitalization	260,000,000	260,000	-	-	-	-	-	(884,015)	(624,015)
Conversion of promissory notes into Series D Preferred Stock	-	-	-	-	810	1	809,999	-	810,000
Net Loss	-	-	-	-	-	-	-	(997,763)	(997,763)
Balance, June 30, 2025	2,000,000,000	2,000,000	2,500	3	810	1	809,999	(3,621,781)	(811,778)

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from January 6, 2025 to June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(997,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest Expense	803,589
Gain on extinguishment of debt	(7,724)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	41,934
Net cash (used) in operating activities	(159,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to Purchase AP4L	(35,000)
Purchase consideration of Applife Reverse Merger	(150,000)
Net cash (used) in investing activities	(185,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other liabilities	(143,639)
Proceeds from promissory notes	600,000
Net cash provided from financing activities	456,361

Net decrease in cash and cash equivalents	111,397
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$111,397

Non-cash investing and financing activities:
Acquisition of AP4L	$2,696,018
Issuance of preferred B to settle Cavalry debt (assumed liabilities)	$845,000
Effect of Reverse Capitalization	$624,015
Conversion of convertible debt into Series D Preferred stock	$810,000
Issuance of warrants with convertible debt	$802,589

The accompanying notes are an integral part of these audited consolidated financial statements

APPLIFE DIGITAL SOLUTIONS, INC

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Going Concern and Summary of Significant Accounting Policies

Organization

Applife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”) is a Nevada corporation formed on January 6, 2025 (“inception”), by Mammoth Crest Capital, LLC, which is 50% owned by Michael Hill and Barrett Evans. The Company is headquartered in Santa Barbara, CA. The Company operates as an aftermarket automotive parts ecommerce business, specializing in online sales of suspension lift systems and related accessories through its flagship ecommerce platform. The Company serves customers across the United States, focusing on Jeep, truck, and SUV owners.

On April 30, 2025, SAP executed a Bill of Sale with AP4L ABC, LLC. (AP4L) to acquire substantially all of AP4L’s assets. Under the agreement, SAP purchased all intellectual property and general intangible assets, including domain names, the AP4L website and related rights, and certain supplier relationships that could be re-established or renegotiated.  The Company operates primarily as an aftermarket automotive parts ecommerce business, specializing in online sales of suspension lift systems and related automotive accessories through its ecommerce platform. SAP leverages its digital presence to serve customers across the United States, offering a wide selection of products for Jeep, truck, and SUV owners.

On June 13, 2025, the Company completed its acquisition of SAP (the “Merger”). In accordance with ASC 805 Business Combinations (“ASC 805”) the transaction was treated as a reverse acquisition for financial reporting purposes, with Applife treated as the legal acquirer and SAP treated as the accounting acquirer. The Company remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Merger, reflects the assets, liabilities, and results of operations for SAP and does not reflect the assets, liabilities and results of operations of the Company for the periods prior to June 13, 2025 (Note 3 – Business Combinations).

The company does not currently have any international offices or subsidiaries. All management, business operations, and service providers are located in the United States, primarily in Nevada and California. The Company generates all of its revenue from its ecommerce platform serving U.S. customers, and there are no current plans to expand operations internationally.

Going Concern

The Company has generated losses and negative cash flows from operations since inception. The Company has historically financed its operations from debt and equity financing. The Company anticipates additional equity and debt financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company maintains its cash and cash equivalents at financial institutions in the United States, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions. On June 30, 2025, the Company’s cash balance did not exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2025.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, convertible debt, derivative liabilities, Series B and D preferred stock, allocation of purchase price for AP4L and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

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

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is primarily generated from the sale of automotive lift kits and accessories through its online platform. Revenue from product sales is recognized at a point in time, typically upon shipment or delivery when control of the goods passes to the customer.

The Company applies the ASC 606 five-step model:

1.Identify the contract with a customer: Established when an order is placed and payment terms are set.

2.Identify performance obligations: Usually a single obligation—delivery of products. Extended warranties, if offered, are separate obligations recognized over the warranty period.

3.Determine the transaction price: Based on expected consideration, excluding sales taxes.

4.Allocate the transaction price: For multiple obligations, allocation is based on relative standalone selling prices.

5.Recognize revenue: Product sales are recognized at a point in time; extended warranties are recognized over time.

Shipping and handling after control passes are treated as fulfillment costs and expensed as incurred. Contracts generally do not include variable consideration; if present, it is estimated and included only if a significant reversal is not probable. Revenue is recognized only when collectability is probable. Contract modifications are accounted for as separate contracts or as part of the existing contract, depending on their nature.

Revenue is disaggregated by major product line and timing (point in time vs. over time) in the notes to the consolidated financial statements.

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

Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases” (Topic 842). This topic requires that a lessee recognize the assets and liabilities that arise from operating leases. The Company recognizes right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classifies them as operating leases. For leases with a term of 12 months or less, the Company elects not to recognize lease assets and lease liabilities on those leases. The right-of-use assets and lease liabilities have been measured by the present value of the Company’s remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. The conversion features on convertible notes, the stock options outstanding and potentially dilutive.  Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. There were no potentially dilutive securities for the years ended June 30, 2025.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclose the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As of June 30, 2025, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model for valuing embedded derivatives in preferred stock include the market price of our stock, the conversion price of the preferred stock, applicable volatility rates, risk-free interest rates, and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information, about the likely method of disposition, such as through sales to individual customers and returns to product vendors. Total inventory as of June 30, 2025, net of allowance for inventory reserves was $5,135.

Goodwill

Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. Goodwill has an indefinite lifespan and is not amortized. The Company evaluates goodwill for impairment at least annually and records an impairment charge when the carrying amount of a reporting unit with goodwill exceeds the fair value of the reporting unit.

The Company assesses qualitative factors to determine if it is necessary to conduct a quantitative goodwill impairment test. If deemed necessary, a quantitative assessment of the reporting unit’s fair value is conducted and compared to its carrying value in order to determine the impairment charge.

For the period ended June 30, 2025, the Company recorded no goodwill impairment charges.

Accounting Pronouncements

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

Recently Adopted Accounting Standards

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

The Company has adopted ASU 2020-06 as of inception. The adoption did not have a material impact on the Company’s financial statements on adoption but will impact the Series D preferred stock accounting related to future down rounds.

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company has adopted ASU 2023-07 as of inception. The adoption did not have a material impact on the Company’s financial statements.

Note 2 – Business Combinations

Acquisition of AP4L ABC, LLC

On April 30, 2025, SAP acquired certain of the assets of AP4L ABC, LLC (“AP4L”), including intellectual property, domain names, the AP4L website, and certain supplier relationships. The acquisition was structured as an asset purchase and was intended to support SAP’s ecommerce operations through its ecommerce platform. The following is a summary of the transaction:

Assets acquired

Inventory -	$ 5,135
PP&E -	1,000
Domain list -	1,000
7,135

Cash paid	$ 35,000
Other items	48,290
Liabilities assumed	2,619,863
2,703,153

Goodwill acquired	$ 2,696,018

The Company issued common shares and Series C preferred stock to certain parties related to the AP4L transaction.

Reverse Acquisition with Sugar Auto Parts, Inc.

On June 13, 2025 (the "Closing Date"), Sugar Auto Parts, Inc. (“SAP”). closed an acquisition agreement with the Company (the “Merger”), as a result of which Applife assumed certain assets and liabilities of SAP. While Applife was the legal acquirer of SAP’s net assets in the Merger, for accounting purposes, the Merger is treated as a reverse recapitalization, whereby SAP is deemed to be the accounting acquirer, and the historical financial statements of SAP became the historical financial statements of Applife upon the closing of the Merger. Under this method of accounting, Applife was treated as the “acquired” company and SAP is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of SAP issuing stock for the net assets of Applife, accompanied by a recapitalization. The net assets of Applife were stated at historical cost, with no goodwill or other intangible assets recorded.

As consideration, 1,740,000,000 shares of Applife’s common stock and 2,500 shares of Applife’s Series C Preferred Stock were issued by Applife to the shareholder of SAP. SAP also agreed to pay Applife an initial payment of $150,000 due upon closing of the acquisition agreement and a second payment of $150,000 due within ninety-five (95) days of closing. The $150,000 payable is included in due to AppLife Holdings on the balance sheet at June 30, 2025.

According to the terms of the acquisition agreement, 4,400 shares of Series B Preferred Stock were issued to the certain vendors of Applife in order to settle approximately $440,000 of outstanding payables, notes or obligations of Applife. In addition, in connection with the reverse acquisition the Company issued shares of common stock to settle outstanding options, convertible debt and warrants and transferred all of the Company’s former subsidiaries to a new entity not under control of the Company.

As a result of the Merger, the shareholder of SAP gained voting rights equivalent to 87.4% of the voting rights for all classes of the Company’s issued and outstanding stock. The transaction costs and the fair value of the Common Stock and the fair value of the Preferred Stock were recorded as a reduction of additional paid-in capital.

The following is a summary of the Applife balance sheet prior to the reverse merger:

Recapitalization
Prepaids	$5,000
Total assets	$5,000

Accounts payable and accrued expenses	$5,000
Series B preferred stock, 4,400 shares, stated value of $440,000	326,434
Total liabilities	331,434)

Applife equity at June 13, 2025; 260,000,000 shares of common stock	(326,434)
Total liabilities and equity	$5,000

The following table reconciles the elements of the Merger to the Statements of Shareholders' Equity (Deficit) after the reverse merger:

Recapitalization
Recognition of Applife equity	$(326,434)
Less: transactions costs allocated to SAP equity	(300,000)
Effect of Merger, net of transaction costs	$(626,434)

The following table details the number of shares of Common Stock issued immediately following the consummation of the merger:

Number of Shares
Common Stock owned by Applife’s Pre-Merger shareholders	260,000,000
Common Stock consideration issued to SAP due to Merger	1,740,000,000
Total outstanding shares of Series A Preferred Stock immediately after the Merger	2,000,000,000

The following table details the number of shares of Series B Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series B Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series B Preferred Stock consideration issued due to Merger	4,400
Total outstanding shares of Series B Preferred Stock immediately after the Merger	4,400

An additional 8,450 shares of Series B Preferred stock were issued in exchange for an assumed liability.

The following table details the number of shares of Series C Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series C Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series C Preferred Stock consideration issued due to Merger	2,500
Total outstanding shares of Series C Preferred Stock immediately after the Merger	2,500

Note 3 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims on June 30, 2025.

Note 4 – Other Liabilities

Debt related to the Assumed liabilities consisted of the following:

	June 30, 2025	May 1, 2025
Former SAP creditors – Credit facilities*	$47,975	$95,000
Mammoth Crest Capital*	910,000	1,000,000
Calvary Fund loan*	-	845,000
Credit cards	79,839	79,839
Chris Davenport*	133,496	133,496
Vendor payables	588,043	626,367
Total	$1,679,514	$2,694,863

*Related parties as common shares have been issued to the creditors

Note 5 – Series B Preferred stock

On June 13, 2025, the Company issued Series B preferred stock to certain vendors of the Company prior to the Reverse Acquisition and for the Conversion of Convertible notes payable. Under the terms of the Series B Preferred stock, the Company issued 4,400 shares to former vendors and creditors of ALDS and 8,450 shares of Series B preferred stock upon the conversion of $845,000 of assumed liabilities from the acquisition of AP4L from Calvary Funds loan (see above). Each share of the Series B Preferred Stock has a stated value of $100 per share and is convertible into shares of Common Stock at a conversion price equal to the market price of the common stock on the date of conversion. conversion based upon the previous day’s closing price of the common stock of the Company. The Series B Preferred Stock is not subject to any mandatory redemption or other similar provisions. Convertible preferred stock that is settled with a variable number of shares that have a value solely or predominantly based (at inception) on a fixed monetary amount are considered share settled debt and are accounted for as liabilities pursuant to ASC 480.  As the Series B was not immediately convertible and does not bear interest the Series B preferred stock was recorded at its fair value which was based on a third-party valuation.  The discount will be recognized as interest expense in the future.  The following is a summary of the Series B preferred stock at June 30, 2025.

June 30, 2025
Series B Preferred stock- 12,850 shares	$1,285,000
Discount	(331,288)
Total	$953,712

The settlement of $845,000 of assumed liabilities with 8,450 shares of Series B preferred stock resulted in a gain on extinguishment of $218,095 during the period ended June 30, 2025.

Note 6 – Convertible Debt

The Company issued convertible debt with detachable warrants for $600,000 during the period ended June 30, 2025. The fair value of the warrants of $802,589 were determined based on a Black-Scholes calculation. Upon initial recognition of the convertible notes, the fair value of issued warrants exceeded the amount of proceeds. The resulting discount to the carrying amount of the convertible notes is amortized over the life of the note and recognized as interest expense under the effective interest method until the earliest of conversion date.

The initial allocation of the proceeds was as follows:

June 30, 2025
Fair value of the warrants issued	$802,589
Discount on debt	(600,000)
Initial finance cost	$202,589

The debt discount was amortized to interest expense which brought the carrying amount of the convertible notes to $600,000.  The total interest expense was $802,859. The debt was converted into 810 shares of Series D Preferred stock with a stated value of $1,000 per share.  The Series D preferred stock was fair valued at $810,000 by a third-party appraiser.  This resulted in a loss on extinguishment of debt of $210,000.

Note 7 – Equity

Capitalization

The Company is authorized to issue a total of 5,000,000,000 shares of Common Stock, and 15,000 shares of Series A Preferred Stock, 20,000 shares of Series B Preferred Stock, 2,500 shares of Series C Preferred Stock, and 10,000 shares of Series D Preferred Stock.

Common Stock

The Company is authorized to issue up to 5,000,000,000 shares of Common Stock and has 2,000,000,000 shares of Common Stock outstanding as of June 30, 2025.

Preferred Stock

The Company has four (4) classes of preferred Stock: Series A has 15,000 shares authorized, and 0 issued and outstanding; Series B has 20,000 shares authorized, and 12,850 issued and outstanding; Series C has 2,500 authorized, issued and outstanding; and Series D has 10,000 shares authorized and 810 issued and outstanding as of June 30, 2025.

Series A Convertible Preferred Stock

The Series A, par value $0.001 has 15,000 shares authorized, and 0 are issued and outstanding at June 30, 2025. The holders of the Series A are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The Series A Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series A Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series A Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series A Stock shall be the product obtained by dividing the number of shares of Series A Stock by the closing share price on the date of conversion and multiplying that number by one hundred thousand (100,000). There were 15,000 Series A shares that were converted into 1,500,000,000 common shares.

Series B Convertible Preferred Stock

The Series B, par value $0.001, has 20,000 shares authorized, and 12,850 are issued and outstanding at June 30, 2025. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The Series B Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series B Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series B Stock shall be the product of one share of Series B shall convert into $100 of common stock on the date of conversion based upon the previous day’s closing price of the common stock of the Company.

Series C Convertible Preferred Stock

The Series C, par value $0.001, has 2,500 shares authorized, issued and outstanding at June 30, 2025. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The holders of Series C shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common

Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty-five percent (25%) of the number of votes to which the holders of other securities of the Company are entitled as of such dates. The conversion of the Series C Stock shall be the product obtained by multiplying .0001 (or 0.01%) by the aggregate number of the Company's Common Stock, on a fully diluted basis, at the time of the Conversion. The Series C is subject to automatically convert into common stock in the event of a Qualified Financing as defined above.

Series D Convertible Preferred Stock

The Series D, par value $0.001, has 10,000 shares authorized, and 810 issued and outstanding at June 30, 2025. The Series D shares have a stated value of $1,000 per share. The Holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders, before any amount shall be paid to the holders of any of shares of Junior Stock, but pari passu with any parity Stock then outstanding, an amount per Preferred Share equal to the sum of (i) the Black Scholes Value with respect to the outstanding portion of all Warrants held by such Holder as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount of such Preferred Share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment, provided that if the liquidation funds are insufficient to pay the full amount due to the Holders and holders of shares of parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the liquidation funds equal to the full amount of liquidation funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of liquidation funds payable to all holders of Preferred Shares and all holders of shares of Parity Stock.  The Holders of the Series D will be limited as to their number of votes not to exceed 4.99% of the shares of Common Stock outstanding at the time of any vote. The number of Conversion Shares issuable upon conversion of any Preferred Share shall be determined by dividing (x) the conversion amount of such Preferred Share by (y) the Conversion Price. The initial Conversion Price was set at $10.00, but has been adjusted to $0.02, subject to adjustment as provided in the Certificate of Designation.

The Series D Preferred Stock include certain reset and anti-dilution provisions that could reduce the conversion prices and exercise prices thereof if and whenever the Company grants, issues or sells any shares of Common Stock for a consideration per share (the "New Issuance Price") less than a price equal to the Conversion Price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (such Conversion Price then in effect is referred to herein as the "Applicable Price" ( the foregoing a "Dilutive Issuance"), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price.

The Board of Directors of the Corporation is authorized to provide, by resolution, for one or more series of Preferred Stock to be comprised of authorized but unissued shares of Preferred Stock. Except as may be required by law, the shares in any series of Preferred Stock need not be identical to any other series of Preferred Stock. Before any shares of any such series of Preferred Stock are issued, the Board of Directors shall fix, and is hereby expressly empowered to fix, by resolution the rights, preferences and privileges of, and qualifications, restrictions and limitations applicable to, such series.

The Board of Directors is authorized to increase the number of shares of the Preferred Stock designated for any existing series of Preferred Stock by a resolution adding to such series authorized and unissued shares of the Preferred Stock not designated for any other series of Preferred Stock. The Board of Directors is authorized to decrease the number of shares of the Preferred Stock designated for any existing series of Preferred Stock by a resolution, subtracting from such series unissued shares of the Preferred Stock designated for such series.

Note 8 – Warrant Liability

The Company evaluated the Warrants in accordance with the guidance at ASC 480 and ASC 815-40, and determined that the Warrants are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The measurement of fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.02, exercise price of $0.02, term of three years, volatility of 298.6%, risk-free rate of 3.80%, and expected dividend rate of 0%).

Note 9 – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net deferred tax assets consist of the following components as of June 30:

2025
Deferred Tax Assets:
NOL carryover	$5,249,474
Goodwill	(8,383)
Less valuation allowance	(5,241,092)
Net deferred tax assets	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended June 30, 2025, due to the following:

	2025
Income tax benefit at statutory rate of 21%	$(209,530)	21.00%
Non deductible interest and debt extinguishment	167,154	-16.75%
State tax net of federal benefit	(14,092)	1.41%
Applife deferred tax assets	(5,184,623)	519.62%
Change in valuation allowance	5,241,091	-525.28%
Income tax benefit (expense)	$-	0.00%

At June 30, 2025, the Company had operating loss carry forwards of approximately $232,000. The AppLife Digital had net operating losses of approximately $19,000,000 incurred prior to the reverse merger. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s historical net operating loss carryforwards for prior losses of AppLife Digital may be limited as a result of the change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company files corporate income tax returns in the United States (federal) and in California.  Since the Company incurred net operating losses in every tax year since inception, the 2022, 2023 and 2024 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

Note 10 – Leases

The Company has an operating lease agreement with a term of 3 years.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.08 years, with a weighted-average discount rate of 12%.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2025:

Year ended June 30, 2026	$18,000
Year ended June 30, 2027	1,500
Total undiscounted operating lease payments	19,500
Less: Imputed interest	1,299
Present value of operating lease liabilities	$18,201

Note 11 – Segment Reporting

The Company operates in one operating segment, and therefore one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by management for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies.

Note 12 – Subsequent Events

Management has evaluated all subsequent events in accordance with ASC 855-10, Subsequent Events, through October 14, 2025, the date the financial statements were available to be issued. No subsequent events requiring recognition or disclosure were identified during this period, other than the following:

On August 1, 2025, the Company entered into a twelve-month promissory note in the amount of $187,000 with Labrys Fund II, L.P. The note carries a 12% interest rate per annum and converts at a 25% discount to market price. Market price shall mean 75% of the average of the closing prices of the Common Stock on the Principal Market during the five (5) trading day period immediately preceding the respective conversion date.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this Item for the period from January 6, 2025 to June 30, 2025.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

·Refer to the upkeep of records which, with reasonable detail, accurately and fairly reflect our transactions and dispositions;

·Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company;

·Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

·Provide reasonable assurance that any unauthorized cash transactions are detected and prevented; and

·Provide reasonable assurance, that potential erroneous accounting entries are identified and corrected in a timely manner.

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

ITEM 9B.  Other Information

N/A

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and positions of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o Sugar Auto Parts, Inc. 701 Anacapa Street, Suite C, Santa Barbara, California 93101.

Name and Address	Age	Position
Michael Hill	49	CEO, Director
Barrett Evans	53	CFO, Director
Matt Reid	50	Director

Michael Hill

Mr. Hill is our Chairman and Chief Executive Officer and also serves as the Chief Executive Officer of Sugar Auto Parts, Inc. since March 2025. Mr. Hill is a seasoned executive and corporate advisor with over 20 years in both the private and public sectors. In January 2024, He founded and currently serves as the Chief Executive Officer of CallsDirect, a digital media company. In 2019, Mr. Hill co-founded SLL Media, a digital media company and serves as the Chief Executive Officer. During 2015 to 2019 he served as a Director and the Chief Executive Officer of Total Sports Media, an online sports and entertainment media company. From 2000 to 2015 Mr. Hill owned and operated several sales and marketing companies. Prior to this, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Barrett Evans

Mr. Evans is our Chief Financial Officer and the managing director of EMC2 Capital, LLC, a family office founded in 2020. He has also served as the President of Montecito Capital since 2006. Mr. Evans is a Director and CEO of Phytanix Bio, and a director of Dryworld Brands since 2020. Before founding Montecito Capital, Mr. Evans was the managing director of eFund Capital. Mr. Evans has served as a member of numerous public and private companies as a consultant, founder, executive, and director, and he is considered an audit committee financial expert. Mr. Evans brings years of experience and knowledge of public markets to the Company. Mr. Evans has a bachelor's degree in political science from the University of California, Santa Barbara. Mr. Evans is qualified to serve on the Board due to his prior board experience for several public companies.

Matthew Reid

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

ITEM 11. Executive Compensation

Summary Compensation

Michael Hill entered into an employment agreement on June 13, 2025. Mr. Hill was appointed as the Chief Executive Officer for an initial term of three (3) years and will be compensated $300,000 per year. Mr. Hill shall be eligible for a bonus of up to $175,000 based upon certain milestones being achieved.

Barrett Evans entered into an employment agreement on June 13, 2025. Mr. Evans was appointed as the Chief Financial Officer for an initial term of three (3) years and will be compensated $180,000 per year. Mr. Evans shall be eligible for a bonus of up to $175,000 based upon certain milestones being achieved.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of October 14, 2025, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,000,000,000 shares of our common stock issued and outstanding as of October 14, 2025.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)

Directors and Officers
Michael Hill	520,000,000	26%
Barrett Evans	550,000,000	27.5%
Matthew Reid	-	0%
All Directors and Officers as a Group	550,000,000	27.5%
5% shareholders
Michael Hill	520,000,000	26%
Barrett Evans	550,000,000	27.5%
Chris Davenport	567,000,000	28.4%
James Boening	100,000,000	5%
5% shareholders as a group	550,000,000	60.9%
Total Directors and Officers and 5% Shareholders	550,000,000	60.9%

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company has engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm since April 15, 2019. The audit fees to RBSM for the year ended June 30, 2025 and 2024 were approximately $41,000 and $41,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last three fiscal quarters for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q amounted to $18,000 each quarter.

Tax Fees

RBSM did not charge us any tax fees for the period from January 6, 2025 to June 30, 2025.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description of Exhibit	Filing
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: October 14, 2025	/s/ Michael Hill
Michael Hill, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Hill	Chief Executive Officer and Director	October 14, 2025
Michael Hill

/s/ Barrett Evans	Director	October 14, 2025
Barrett Evans