Form 10-Q
period 2025-09-30
APPlife Digital Solutions Inc
filed 2025-11-14
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2025

OR

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

☐ Yes  ☒ No

As of November 4, 2025 a total of 2,000,000,000 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
ASSETS
Current assets
Cash	$47,257	$111,397
Inventory	5,135	5,135
Right of use asset	14,207	18,201
Total current assets	66,599	134,733

Goodwill	2,697,728	2,696,018
Furniture and equipment	-	1,000
Domain list	1,000	1,000
Total assets	2,765,327	2,832,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$221,655	$40,513
Lease liability	14,207	18,201
Due to Applife Holdings	150,000	150,000
Warrant liability	285,208	802,589
Promissory notes	156,167	-
Other liabilities	1,663,322	1,679,514
Total current liabilities	2,490,559	2,690,817

Convertible preferred stock liability – Series B preferred stock, Par value $0.001 per share, 20,000 shares authorized and 12,850 shares issued and outstanding; Stated value of $1,285,000	990,224	953,712
Total liabilities	3,480,783	3,644,529

Stockholders’ deficit
Preferred Stock Series C of $0.001 par value - Authorized: 2,500 shares as of September 30, 2025; Issued and Outstanding: 2,500 shares as of September 30, 2025 and June 30, 2025	3	3
Preferred Stock Series D of $0.001 par value - Authorized: 810 shares as of September 30, 2025; Issued and Outstanding: 810 shares as of September 30, 2025 and June 30, 2025; Liquidation preference of $810,000	1	1
Common Stock of $0.001 par value – Authorized: 5 billion shares as of September 30, 2025 and June 30, 2025, Issued and outstanding: 2,000,000,000 shares as of September 30, 2025 and June 30, 2025	2,000,000	2,000,000
Additional Paid in Capital	809,999	809,999
Accumulated (deficit)	(3,525,459)	(3,621,781)
Total stockholders’ deficit	(715,456)	(811,778)
Total liabilities and stockholders’ deficit	$2,765,327	$2,832,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2025
Revenue	$464,172
Cost of goods sold	(359,148)
Gross profit	$105,025

Operating expenses	467,966
Total operating expenses	$467,966

Loss from operations	$(362,942)

Other income (expense)
Interest expense	(46,418)
Change fair value warrant liability	517,381
Loss on disposal of fixed asset	(1,000)
Other expense	(10,699)

Net income before provision for income taxes	$96,322

Provision for income taxes	-

Net income	$96,322

Weighted-average common shares outstanding - Basic	2,000,000,000
Basic	0.00
Weighted-average common shares outstanding - Diluted	2,911,300,000
Diluted	0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Series C Preferred Shares		Series D Preferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Share	Amount	Share	Amount	Capital	Deficit	Total
Balance, January 6, 2025 (Inception)	500,000,000	500,000					-	(500,000)	-
Shares issued related to acquisition of AP4L	1,240,000,000	1,240,000	2,500	3				(1,240,003)	-
Reverse re-capitalization	260,000,000	260,000			-		-	(884,015)	(624,015)
Conversion of promissory notes into Series D Preferred stock	-	-	-	-	810	1	809,999	-	810,000
Net loss	-	-	-	-	-	-	-	(997,763)	(997,763)
Balance, June 30, 2025	2,000,000,000	$2,000,000	2,500	$3	810	$1	$809,999	$(3,621,781)	$(811,778)
Net income	-	-	-	-	-	-	-	96,322	96,322
Balance, September 30, 2025	2,000,000,000	$2,000,000	2,500	$3	810	$1	$809,999	$(3,525,459)	$(715,456)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATEDSTATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,322
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	53,076
Change in fair value of warrant liability	(517,381)
Loss on disposal of fixed asset	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	170,745
Other liabilities	(17,902)
Net cash (used) in operating activities	$(214,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
-
Net cash (used) in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	150,000
Net cash provided from financing activities	$150,000

Net decrease in cash and cash equivalents	(64,140)
Cash and cash equivalents, beginning of period	111,397
Cash and cash equivalents, end of period	$47,257

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Going Concern and Summary of Significant Accounting Policies

Organization

APPlife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”) is a Nevada corporation formed on January 6, 2025 (“inception”), by Mammoth Crest Capital, LLC, which is 50% owned by Michael Hill and Barrett Evans, whom are related parties. The Company is headquartered in Santa Barbara, CA. The Company operates as an aftermarket automotive parts ecommerce business, specializing in online sales of suspension lift systems and related accessories through its flagship ecommerce platform. The Company serves customers across the United States, focusing on Jeep, truck, and SUV owners.

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

On June 13, 2025, the Company completed its acquisition of SAP (the “Merger”). In accordance with ASC 805 Business Combinations (“ASC 805”) the transaction was treated as a reverse acquisition for financial reporting purposes, with Applife treated as the legal acquirer and SAP treated as the accounting acquirer. The Company remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Merger, reflects the assets, liabilities, and results of operations for SAP and does not reflect the assets, liabilities and results of operations of the Company for the periods prior to June 13, 2025 (Note 2 – Business Combinations).

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

The Company maintains its cash and cash equivalents at financial institutions in the United States, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions. On September 30, 2025, the Company’s cash balance did not exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2025. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include and the conversion of convertible preferred stock. The conversion features on convertible notes are potentially dilutive. Diluted net income (loss) per common share is the was adjusted for the Series B and Series C Preferred shares. The Series B are convertible into approximately 183,500,000 common shares and the Series C are convertible into approximately 727,800,000 shares on September 30, 2025. Therefore, the dilutive shares outstanding are approximately 911,300,000 shares. The potential dilutive shares related to the Series D shares are considered to be anti-dilutive. There were 40,500,000 potentially dilutive securities for the three months ended September 30, 2025.

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

Inventories

Inventories, consisting of raw materials, work in process and products available for sale, are primarily accounted for using the first-in, first-out method (“FIFO”), and are valued at the lower of cost or net realizable value. This valuation requires management to make judgements based on currently available information about the likely method of disposition, such as through sales to individual customers and returns to product vendors.

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

For the period ended September 30, 2025, the Company recorded no goodwill impairment charges.

Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" which requires that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the         face of the income statement within continuing operations that contains any of the listed expense categories.

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

These amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027: either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to enhance disclosures of expenses based on new requirements.

In November 2024, the FASB also issued Accounting Standards Update 2024-04 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 as of July 1, 2025. The adoption did not have a material impact on the Company’s financial statements.

Note 2 – Business Combinations

Acquisition of AP4L ABC, LLC

On April 30, 2025, SAP acquired certain of the assets of AP4L ABC, LLC (“AP4L”), including intellectual property, domain names, the AP4L website, and certain supplier relationships. The acquisition was structured as an asset purchase and was intended to support SAP’s ecommerce operations through its ecommerce platform. The following is a summary of the transaction:

Assets acquired

Inventory	$5,135
PP&E	1,000
Domain list	1,000
7,135

Cash paid	$35,000
Other items	48,290
Liabilities assumed	2,619,863
2,703,153

Goodwill acquired	$2,696,018

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

As consideration, 1,740,000,000 shares of Applife’s common stock and 2,500 shares of Applife’s Series C Preferred Stock were issued by Applife to the shareholder of SAP. SAP also agreed to pay Applife an initial payment of $150,000 due upon closing of the acquisition agreement and a second payment of $150,000 due within ninety-five (95) days of closing. The $150,000 payable is included in due to Applife Holdings on the balance sheet as of September 30, 2025.

According to the terms of the acquisition agreement, 4,400 shares of Series B Preferred Stock were issued to certain vendors of Applife in order to settle approximately $440,000 of outstanding payables, notes or obligations of Applife. In addition, in connection with the reverse acquisition the Company issued shares of common stock to settle outstanding options, convertible debt and warrants and transferred all of the Company’s former subsidiaries to a new entity not under control of the Company.

As a result of the Merger, the shareholder of SAP gained voting rights equivalent to 87.4% of the voting rights for all classes of the Company’s issued and outstanding stock. The transaction costs and the fair value of the Common Stock and the fair value of the Preferred Stock were recorded as a reduction of additional paid-in capital.

The following is a summary of the Applife balance sheet prior to the reverse merger:

Recapitalization
Prepaids	$5,000
Total assets	$5,000

Accounts payable and accrued expenses	$5,000
Series B preferred stock, 4,400 shares, stated value of $440,000	326,434
Total liabilities	331,434

Applife equity at June 13, 2025; 260,000,000 shares of common stock	(326,434)
Total liabilities and equity	$5,000

The following table reconciles the elements of the Merger to the Statements of Shareholders' Equity (Deficit) after the reverse merger:

Recapitalization
Recognition of Applife equity	$(326,434)
Less: transactions costs allocated to SAP equity	(300,000)
Effect of Merger, net of transaction costs	$(626,434)

The following table details the number of shares of Common Stock issued immediately following the consummation of the merger:

Number of Shares
Common Stock owned by Applife’s Pre-Merger shareholders	260,000,000
Common Stock consideration issued to SAP due to Merger	1,740,000,000
Total outstanding shares of Series A Preferred Stock immediately after the Merger	2,000,000,000

The following table details the number of shares of Series B Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series B Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series B Preferred Stock consideration issued due to Merger	4,400
Total outstanding shares of Series B Preferred Stock immediately after the Merger	4,400

An additional 8,450 shares of Series B Preferred stock were issued in exchange for an assumed liability.

The following table details the number of shares of Series C Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series C Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series C Preferred Stock consideration issued due to Merger	2,500
Total outstanding shares of Series C Preferred Stock immediately after the Merger	2,500

Note 3 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims on September 30, 2025.

Note 4 – Other Liabilities

Debt related to the assumed liabilities consisted of the following:

	September 30, 2025	June 30, 2025
Former SAP creditors – Credit facilities*	$47,975	$47,975
Mammoth Crest Capital*	910,000	910,000
Credit cards	77,988	79,839
Chris Davenport *	113,496	133,496
Vendor payables	513,863	508,204
Total	$1,663,322	$1,679,514

*Related parties as common shares have been issued to the creditors

Note 5 – Series B Preferred Stock

On June 13, 2025, the Company issued Series B preferred stock to certain vendors of the Company prior to the Reverse Acquisition and for the Conversion of Convertible notes payable. Under the terms of the Series B Preferred stock, the Company issued 4,400 shares to former vendors and creditors of ALDS and 8,450 shares of Series B preferred stock upon the conversion of $845,000 of assumed liabilities from the acquisition of AP4L from Calvary Funds loan (see above). Each share of the Series B Preferred Stock has a stated value of $100 per share and is convertible into shares of Common Stock at a conversion price equal to the market price of the common stock on the date of conversion. conversion based upon the previous day’s closing price of the common stock of the Company. The Series B Preferred Stock is not subject to any mandatory redemption or other similar provisions. Convertible preferred stock that is settled with a variable number of shares that have a value solely or predominantly based (at inception) on a fixed monetary amount are considered share settled debt and are accounted for as liabilities pursuant to ASC 480. The Series B preferred stock was recorded at its fair value which was based on a third-party valuation. For the period ended September 30, 2025, the total amortized amount related to the debt discount was $36,512. As of September 30, 2025, the remaining unamortized debt discount reducing the principal balance was $294,776. The discount will be recognized as interest expense in the future. The following is a summary of the Series B preferred stock as of September 30, 2025.

September 30, 2025
Series B Preferred stock - 12,850 shares	$1,285,000
Discount	(294,776)
Total	$990,224

Note 6 – Promissory Note

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

September 30, 2025
Fair value of the warrants issued	$802,589
Discount on debt	(600,000)
Initial finance cost	$202,589

The debt discount was amortized to interest expense which brought the carrying amount of the convertible notes to $600,000. The total interest expense was $802,859. The debt was converted into 810 shares of Series D Preferred stock with a stated value of $1,000 per share. The Series D preferred stock was valued at $810,000 using Black Scholes. This resulted in a loss on extinguishment of debt of $210,000.

On August 1, 2025, the Company entered into a twelve-month promissory note in the principal amount of $187,000 with an investor. The note bears interest at 12% per annum and is convertible into common stock at a 25% discount to market price. The Company received net proceeds of $150,000, after deducting an original issue discount (OID) of $20,000 and financing costs of $17,000, for a total discount of $37,000. The total discount is being amortized over the twelve-month term of the note.

The initial allocation of the proceeds was as follows:

Fair value of the warrants issued	$187,000
Discount on debt	(37,000)
Initial finance cost	$150,000

The balances as of September 30, 2025, are as follows

September 30, 2025
Fair value of the warrants issued	$187,000
Discount on debt	(30,833)
Initial finance cost	$156,167

For the three months ended September 30, 2025, the Company recognized $6,167 of amortization of debt discount, which is included in interest expense. As of September 30, 2025, accrued interest of $3,740 was recorded within accounts payable and accrued expenses on the balance sheet.

Note 7 – Equity

Capitalization

The Company is authorized to issue a total of 5,000,000,000 shares of Common Stock, and 15,000 shares of Series A Preferred Stock, 20,000 shares of Series B Preferred Stock, 2,500 shares of Series C Preferred Stock, and 10,000 shares of Series D Preferred Stock.

Common Stock

The Company is authorized to issue up to 5,000,000,000 shares of Common Stock and has 2,000,000,000 shares of Common Stock outstanding as of September 30, 2025.

Preferred Stock

Series A Convertible Preferred Stock

The Series A, par value $0.001 has 15,000 shares authorized, and 0 are issued and outstanding at September 30, 2025. The holders of the Series A are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The Series A Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series A Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series A Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series A Stock shall be the product obtained by dividing the number of shares of Series A Stock by the closing share price on the date of conversion and multiplying that number by one hundred thousand (100,000). There were 15,000 Series A shares that were converted into 1,500,000,000 common shares.

Series B Convertible Preferred Stock

The Series B, par value $0.001, has 20,000 shares authorized, and 12,850 are issued and outstanding at September 30, 2025. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The Series B Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series B Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series B Stock shall be the product of one share of Series B shall convert into $100 of common stock on the date of conversion based upon the previous day’s closing price of the common stock of the Company.

Series C Convertible Preferred Stock

The Series C, par value $0.001, has 2,500 shares authorized, issued and outstanding at September 30, 2025. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The holders of Series C shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty-five percent (25%) of the number of votes to which the holders of other securities of the Company are entitled as of such dates. The conversion of the Series C Stock shall be the product obtained by multiplying .0001 (or 0.01%) by the aggregate number of the Company's Common Stock, on a fully diluted basis, at the time of the Conversion. The Series C is subject to automatically convert into common stock in the event of a Qualified Financing as defined above.

Series D Convertible Preferred Stock

The Series D, par value $0.001, has 10,000 shares authorized, and 810 issued and outstanding at September 30, 2025. The Series D shares have a stated value of $1,000 per share. The Holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders, before any amount shall be paid to the holders of any of shares of Junior Stock, but pari passu with any parity Stock then outstanding, an amount per Preferred Share equal to the sum of (i) the Black Scholes Value with respect to the outstanding portion of all Warrants held by such Holder as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount of such Preferred Share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment, provided that if the liquidation funds are insufficient to pay the full amount due to the Holders and holders of shares of parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the liquidation funds equal to the full amount of liquidation funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of liquidation funds payable to all holders of Preferred Shares and all holders of shares of Parity Stock.  The Holders of the Series D will be limited as to their number of votes not to exceed 4.99% of the shares of Common Stock outstanding at the time of any vote. The number of Conversion Shares issuable upon conversion of any Preferred Share shall be determined by dividing (x) the conversion amount of such Preferred Share by (y) the Conversion Price. The initial Conversion Price was set at $10.00, but has been adjusted to $0.02, subject to adjustment as provided in the Certificate of Designation.

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

Note 8 – Warrant Liability

The Company evaluated the Warrants in accordance with the guidance at ASC 480 and ASC 815-40 and determined that the Warrants are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The measurement of fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.02, exercise price of $0.02, term of three years, volatility of 298.6%, risk-free rate of 3.80%, and expected dividend rate of 0%).

A roll forward of the warrant liability is as follows:

Balance at June 30, 2025	$802,589
Change in fair value of warrant liability	(517,381)
Balance at September 30, 2025	$285,208

Note 9 – Leases

The Company has an operating lease agreement with a term of 3 years.

On June 13, 2025, the Company entered into a month-to-month operating lease that commenced on the same date with EMC2 Capital, a related party. The lease renews automatically on a month-to-month basis and provides for a fixed monthly rental payment of $500. In accordance with ASC 842, Leases, this arrangement is accounted for as a short-term lease. Management has determined that this lease is not material to the Company’s financial position, results of operations, or cash flows.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.75 years, with a weighted-average discount rate of 12%.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of September 30, 2025:

Year ended June 30, 2026	$13,500
Year ended June 30, 2027	1,500
Total undiscounted operating lease payments	15,000
Less: Imputed interest	(793)
Present value of operating lease liabilities	$14,207

Note 10 – Segment Reporting

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

Note 11 – Subsequent Events

Management has evaluated all subsequent events in accordance with ASC 855-10, Subsequent Events, through November 13, 2025, the date the financial statements were available to be issued. No subsequent events requiring recognition or disclosure were identified during this period, other than the following:

On November 10, 2025, the Company issued two convertible promissory notes to separate investors, each with a principal amount of $60,000, including a $6,000 original issue discount for a purchase price of $54,000. Each note carries a one-time interest charge of 12% ($7,200) earned in full on the issue date and matures 12 months after issuance. Both notes may be converted into shares of the Company’s common stock at a conversion price equal to 65% of the lowest traded price during the 10 trading days preceding the conversion date, subject to customary adjustments and a 4.99% beneficial ownership limitation.

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

Overview

AppLife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”) is a Nevada corporation formed on January 6, 2025, by Mammoth Crest Capital, LLC, a Wyoming corporation that is 50% owned by Michael Hill and Barrett Evans, whom are related parties. The Company is headquartered at 701 Anacapa St., Suite C, Santa Barbara, CA 93101. SAP operates primarily as an aftermarket automotive parts e-commerce business, specializing in online sales of suspension lift systems and related accessories through its flagship ecommerce platform. The Company serves customers across the United States, offering a wide selection of products for Jeep, truck, and SUV owners.

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

Results of Operations for Three Months Ended September 30, 2025

September 30, 2025
Revenue	$464,172
Cost of goods sold	(359,148)
Operating expenses	467,966
Interest expense	(46,418)
Change fair value of warrant liability	517,381
Loss on disposal of fixed asset	(1,000)
Other expense	(10,699)
Net income	$96,322

Revenue

For the three months ended September 30, 2025, we had revenues of $464,172. This growth was primarily driven by the successful completion of key technical enhancements to our ecommerce platform during the quarter. These improvements helped us to significantly broaden our product inventory selection, making a wider array of high-demand items available to customers. At the same time, we accelerated our media and marketing initiatives, leveraging expanded reach and more targeted campaigns to drive higher traffic and conversion rates. Together, these strategic advancements directly contributed to the uplift in sales volume and overall revenue performance. Costs of sales were $359,148 which were approximately 77.4% of revenue. Gross margin was $105,025.

Operating Expenses

For the three months ended September 30, 2025, we had operating expenses of $467,966. This expense was primarily attributable to payments to contractors, and other operating expenses, including marketing and advertising.

Interest Expense

For the three months ended September 30, 2025, total interest expense was $46,418, which primarily consists of the amortization of discount on Series B Preferred Stock of $36,512 and amortization of debt and accrual of interest on the note payable and interest on credit card balances.

Change in Fair Value of Warrant Liability

For the three months ended September 30, 2025, the Company recognized a change in fair value of warrant liability of $517,381, which was due to the remeasurement of the warrants using Black Scholes.

Net loss

We reported a net income of $96,322 for the three months ended September 30, 2025.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has revenue generating operations and has an accumulated deficit of $3,525,459. In addition, there is a working capital deficiency of approximately $2,423,959 and a stockholder’s deficiency of $715,456 as of September 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity and debt financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

Our cash balance was $47,257 on September 30, 2025. We recorded a net income of $96,322 for the period from three months ended September 30, 2025. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our business operations. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•Curtail the development of our business,

•Seek strategic partnerships that may force us to relinquish significant rights to our business, or

•Explore potential mergers or sales of significant assets of our Company.

Working Capital Deficit

September 30, 2025
Current assets	$66,599
Current liabilities	2,490,559
Working capital (deficit)	$(2,423,960)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. We expect to require additional capital, and we will have to issue debt or equity or enter into a strategic arrangement with a third party. The current liabilities of $2,490,960 include $1,663,322 of assumed liabilities, $285,208 of warrant liabilities.

Cash Flows

September 30, 2025
Net Cash Used in Operating Activities	$(214,140)
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	150,000
Net Decrease in Cash	$64,140

Operating Activities

During the period ending September 30, 2025, cash used in the Company’s operating activities amounted to $214,140, which mainly composed of the Company’s net income amounting to $96,322. This amount was adjusted by noncash items of interest expense of $53,076 and a decrease from change in fair value of warrant liability of $517,381. Changes in assets and liabilities include an increase in accounts payable and accrued expenses of $170,745.

Investing Activities

During the period ending September 30, 2025, the Company used $0 in cash for investing activities.

Financing Activities

During the period from ending September 30, 2025, the Company received $150,000 in proceeds from the issuance of promissory notes.

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

Derivative Liability

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As of September 30, 2025, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred (Note 2 – Business Combinations).

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
10.1	Form of Convertible Promissory Note dated November 10, 2025 to Bionance, LLC	Filed herewith
10.2	Form of Convertible Promissory Note dated November 10, 2025 to 104, LLC	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: November 14, 2025	/s/ Michael Hill
Michael Hill, Chief Executive Officer and Director