Form 10-Q
period 2025-12-31
APPlife Digital Solutions Inc
filed 2026-02-11
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2025

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

☐ Yes  ☒ No

As of February 11, 2026 a total of 2,005,025,697 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
	(unaudited)
ASSETS
Current assets
Cash	$137,330	$111,397
Inventory	5,117	5,135
Right of use asset	10,092	18,201
Total current assets	152,539	134,733

Other assets	500	-
Goodwill	2,697,728	2,696,018
Furniture and equipment	-	1,000
Domain list	1,000	1,000
Total assets	$2,851,767	$2,832,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$358,477	$40,513
Lease liability	10,092	18,201
Due to Applife Holdings	150,000	150,000
Derivative liabilities	828,707	802,589
Convertible promissory notes, net of discounts	429,446	-
Other liabilities	1,641,566	1,679,514
Total current liabilities	3,418,288	2,690,817

Convertible preferred stock liability – Series B preferred stock, Par value $0.001 per share, 20,000 shares authorized and 14,150 and 12,850 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively; Stated value of $1,415,000 at December 31, 2025 and $1,285,000 at June 30, 2025	1,124,619	953,712
Total liabilities	4,542,907	3,644,529

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred Stock Series C of $0.001 par value - Authorized: 2,500 shares as of December 31, 2025; Issued and Outstanding: 2,500 shares as of December 31, 2025 and June 30, 2025	3	3
Preferred Stock Series D of $0.001 par value - Authorized: 10,000 shares as of December 31, 2025; Issued and Outstanding: 810 shares as of December 31, 2025 and June 30, 2025; Liquidation preference of $810,000	1	1
Common Stock of $0.001 par value – Authorized: 5 billion shares as of December 31, 2025 and June 30, 2025, Issued and outstanding: 2,002,897,697 and 2,000,000,000 shares as of December 31, 2025 and June 30, 2025	2,002,898	2,000,000
Additional Paid in Capital	830,283	809,999
Accumulated (deficit)	(4,524,325)	(3,621,781)
Total stockholders’ deficit	(1,691,140)	(811,778)
Total liabilities and stockholders’ deficit	$2,851,767	$2,832,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended December 31, 2025	Three Months Ended December 31, 2025

Revenue	$1,358,481	$894,309
Cost of goods sold	(1,026,603)	(667,455)
Gross profit	331,878	226,854

Operating expenses	1,242,667	774,701
Total operating expenses	1,242,667	774,701

Loss from operations	(910,789)	(547,847)

Other income (expense)
Finance expense	(451,307)	(404,889)
Amortization of discounts	(152,341)	(152,341)
Change in fair value of Derivative Liability	614,132	96,751
Gain/Loss on Disposal of Fixed Asset	(1,000)	-
Gain/loss on sale	8,200	8,200
Other Expense	(9,439)	1,260
Total Other Income (Expense)	8,245	(451,019)

Net income before provision for income taxes	$(902,544)	$(998,866)

Provision for income taxes	-	-

Net Income (loss)	$(902,544)	$(998,866)

Weighted-average common shares outstanding	2,000,582,689	2,001,165,378
Loss per share	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Series C Preferred Shares		Series D Preferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Share	Amount	Share	Amount	Capital	Deficit	Total
Balance, January 6, 2025 (Inception)	500,000,000	500,000					-	(500,000)	-
Shares issued related to acquisition of AP4L	1,240,000,000	1,240,000	2,500	3				(1,240,003)	-
Reverse re-capitalization	260,000,000	260,000			-		-	(884,015)	(624,015)
Conversion of promissory notes into Series D Preferred stock	-	-	-	-	810	1	809,999	-	810,000
Net loss	-	-	-	-	-	-	-	(997,763)	(997,763)
Balance, June 30, 2025	2,000,000,000	$2,000,000	2,500	$3	810	$1	$809,999	$(3,621,781)	$(811,778)
Net income	-	-	-	-	-	-	-	96,322	96,322
Balance, September 30, 2025	2,000,000,000	2,000,000	2,500	3	810	1	809,999	(3,525,459)	(715,456)
Shares issued related to commissions on convertible notes payable	2,897,697	2,898	-	-	-	-	20,284	-	23,182
Net loss	-	-	-	-	-	-	-	(998,866)	(998,866)
Balance, December 31, 2025	2,000,000,000	$2,000,000	2,500	$3	810	$1	$830,283	$(4,524,325)	$(1,691,140)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(902,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expense	445,764
Amortization of debt discounts	152,341
Professional fees incurred on convertible promissory notes	40,810
Common and preferred stock issued for services	119,667
Change in fair value of warrant liability	(614,132)
Loss on disposal of fixed asset	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(500)
Inventories	18
Accounts payable and accrued expenses	307,567
Other liabilities	(39,658)
Net cash (used) in operating activities	(489,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
-
Net cash (used) in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	515,600
Net cash provided from financing activities	515,600

Net increase in cash and cash equivalents	25,933
Cash and cash equivalents, beginning of period	111,397
Cash and cash equivalents, end of period	$137,330

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for taxes	$-

Non-cash financing activities:
Derivative liabilities recorded at inception of convertible promissory notes	$640,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Going Concern and Summary of Significant Accounting Policies

Organization

APPlife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”) is a Nevada corporation formed on January 6, 2025 (“inception”), by Mammoth Crest Capital, LLC, which is 50% owned by Michael Hill and Barrett Evans, who are related parties. The Company is headquartered in Santa Barbara, CA. The Company operates as an aftermarket automotive parts ecommerce business, specializing in online sales of suspension lift systems and related accessories through its flagship ecommerce platform. The Company serves customers across the United States, focusing on Jeep, truck, and SUV owners.

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

Going Concern

The Company has generated losses and negative cash flows from operations since inception. The Company has historically financed its operations from debt and equity financing. The Company anticipates additional equity and debt financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company maintains its cash and cash equivalents at financial institutions in the United States, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions. On December 31, 2025, the Company’s cash balance did not exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2025. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

Use of Estimates

Generally accepted accounting principles require that the condensed consolidated financial statements include estimates by management in the valuation of certain assets and liabilities. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, fair value of the Company’s stock, stock-based compensation, BCF (Beneficial Conversion Feature) liabilities feature of convertible debt, derivative liabilities, and valuation allowance relating to the Company’s deferred tax assets. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include the conversion of convertible preferred stock, convertible notes and warrants. Diluted net income (loss) per common share was adjusted for the Series B and Series C Preferred shares. The Series B are convertible into approximately 176,875,000 common shares, the Series C are convertible into approximately 727,800,000 common shares and the Series D are convertible into 40,500,000 common shares on December 31, 2025. Therefore, the dilutive shares outstanding are approximately 945,175,000 shares. The potential dilutive shares are considered to be anti-dilutive. There were also 40,500,000 potentially dilutive securities for the warrants and 117,037,276 for the convertible notes for the six months ended December 31, 2025.

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

Derivative Liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As of December 31, 2025, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

For the period ended December 31, 2025, the Company recorded no goodwill impairment charges.

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

Note 2 – Business Combinations

Acquisition of AP4L ABC, LLC

On April 30, 2025, SAP acquired certain of the assets of AP4L ABC, LLC (“AP4L”), including intellectual property, domain names, the AP4L website, and certain supplier relationships. The acquisition was structured as an asset purchase and was intended to support SAP’s ecommerce operations through its ecommerce platform. The following is a summary of the transaction:

Assets acquired

Inventory	$5,135
PP&E	1,000
Domain list	1,000
7,135

Cash paid	$35,000
Other items	50,054
Liabilities assumed	2,619,863
2,704,917

Goodwill acquired	$2,699,282

The Company issued common shares and Series C preferred stock to certain parties related to the AP4L transaction.

Reverse Acquisition with Sugar Auto Parts, Inc.

On June 13, 2025 (the "Closing Date"), SAP. closed an acquisition agreement with the Company (the “Merger”), as a result of which Applife assumed certain assets and liabilities of SAP. While Applife was the legal acquirer of SAP’s net assets in the Merger, for accounting purposes, the Merger is treated as a reverse recapitalization, whereby SAP is deemed to be the accounting acquirer, and the historical financial statements of SAP became the historical financial statements of Applife upon the closing of the Merger. Under this method of accounting, Applife was treated as the “acquired” company and SAP is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of SAP issuing stock for the net assets of Applife, accompanied by a recapitalization. The net assets of Applife were stated at historical cost, with no goodwill or other intangible assets recorded.

As consideration, 1,740,000,000 shares of Applife’s common stock and 2,500 shares of Applife’s Series C Preferred Stock were issued by Applife to the shareholder of SAP. SAP also agreed to pay Applife Holdings an initial payment of $150,000 due upon closing of the acquisition agreement and a second payment of $150,000 due within ninety-five (95) days of closing. The $150,000 payable is included in due to Applife Holdings on the balance sheet as of December 31, 2025.

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

Note 3 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims on December 31, 2025.

Note 4 – Other Liabilities

Debt related to the assumed liabilities consisted of the following:

	December 31, 2025	June 30, 2025
Former SAP creditors – Credit facilities*	$47,975	$47,975
Mammoth Crest Capital*	910,000	910,000
Credit cards	73,608	79,839
Chris Davenport *	108,116	133,496
Vendor payables	501,867	508,204
Total	$1,641,566	$1,679,514

*Related parties as common shares have been issued to the creditors

Note 5 – Series B Preferred Stock

On June 13, 2025, the Company issued Series B preferred stock to certain vendors of the Company prior to the Reverse Acquisition and for the Conversion of Convertible notes payable. Under the terms of the Series B Preferred stock, the Company issued 4,400 shares to former vendors and creditors of ALDS and 8,450 shares of Series B preferred stock upon the conversion of $845,000 of assumed liabilities from the acquisition of AP4L from Calvary Funds loan (see above). Each share of the Series B Preferred Stock has a stated value of $100 per share and is convertible into shares of Common Stock at a conversion price equal to the market price of the common stock on the date of conversion. conversion based upon the previous day’s closing price of the common stock of the Company. The Series B Preferred Stock is not subject to any mandatory redemption or other similar provisions. Convertible preferred stock that is settled with a variable number of shares that have a value solely or predominantly based (at inception) on a fixed monetary amount are considered share settled debt and are accounted for as liabilities pursuant to ASC 480. The Series B preferred stock was recorded at its fair value which was based on a third-party valuation. For the period ended December 31, 2025, the total amortized amount related to the debt discount was $74,422. As of December 31, 2025, the remaining unamortized debt discount reducing the principal balance was $256,866. The discount will be recognized as interest expense in the future. The following is a summary of the Series B preferred stock as of December 31, 2025.

December 31, 2025
Series B Preferred stock - 12,850 shares	$1,285,000
Discount	(256,866)
Total	$1,028,134

On December 8, 2025, the Company issued an additional 1,300 shares of Series B Preferred Stock under the same terms as the June 13, 2025 issuance to their directors as a bonus for filing the Form S-1. Amortization of the discount will commence January 1, 2026.

December 31, 2025
Series B Preferred stock – 1,300 shares	$130,000
Discount	(33,515)
Total	$96,485

The carrying amount of the 14,150 Series B preferred shares was as follows:

December 31, 2025
Series B Preferred stock - 14,150 shares	$1,415,000
Discount	(290,381)
Total	$1,124,619

The Company amortized $74,422 in discount related to the Series B preferred stock in the six months ended December 31, 2025.

Note 6 – Convertible Notes Payable

The Company entered into convertible notes payable as follows as of December 31, 2025. The chart below does not include convertible notes payable that were converted prior to July 1, 2025.

		December 31, 2025

Convertible note entered into August 1, 2025 due August 1, 2026; One-time interest charge of $22,440 (12%) added to principal at inception. OID of $20,000 on this convertible note.		$209,440

Convertible note entered into November 10, 2025 due November 10, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(a)	67,200

Convertible note entered into November 10, 2025 due November 10, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(b)	67,200

Convertible note entered into November 18, 2025 due November 18, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(c)	67,200

Convertible note entered into November 20, 2025 due November 20, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(d)	67,200

Convertible note entered into November 20, 2025 due August 20, 2026 at 5% interest per annum. OID and debt discount of $85,165 on this convertible note.	(e)	150,000

Convertible note entered into November 20, 2025 due August 20, 2026 at 8% interest per annum on the Equity Line of Credit. OID and debt discount of $127,748 on this convertible note.	(f)	225,000

Convertible note entered into November 25, 2025 due November 25, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(g)	67,200

Total		920,440
Less: Current portion		(429,446)
Less: Discounts		(490,994)
Long-term debt		$-

Prior to July 1, 2025

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

Subsequent to July 1, 2025

On August 1, 2025, the Company entered into a twelve-month promissory note in the principal amount of $187,000 with an investor. The note contained a one-time interest charge of $22,440 (12%) which was added to the face amount of the note. The note is convertible into common stock at an original 25% discount to the average of the five trading day period immediately preceding the conversion date. The note is not convertible until the earlier of (i) an Event of Default; or (b) the date the Company fails to pay any Amortization payment (as defined in the Note) which commences January 30, 2026 and runs through the maturity date. The conversion price has now been updated as the Company had subsequent note issuances that contain a conversion price lower than the original conversion price contained in this note.

On November 10, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $7,280 in transaction costs and legal fees were netted from the proceeds received by the Company.

On November 10, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $7,280 in transaction costs and legal fees were netted from the proceeds received by the Company.

On November 18, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $7,280 in transaction costs and legal fees were netted from the proceeds received by the Company.

On November 20, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $3,780 in transaction costs fees were netted from the proceeds received by the Company.

On November 20, 2025, the Company entered into a nine-month promissory note in the principal amount of $150,000 with an investor. The note bears interest at a rate of 5%. The note is convertible into common stock at any time after the issuance date at a conversion price of $0.01 per share. The note is subject to an adjustment of this conversion price based on subsequent sales. Should a conversion price be lower, then the conversion price will be adjusted accordingly. On November 25, 2025 the conversion price changed to $0.008. A $25,000 charge for legal fees was netted from the proceeds received by the Company.

On November 20, 2025, the Company entered into a nine-month promissory note in the principal amount of $225,000 with an investor in connection with an Equity Line of Credit Agreement entered into between the Company and the investor. The note bears interest at a rate of 8%. The note is convertible into common stock at any time after the issuance date at a conversion price of $0.01 per share. The note is subject to an adjustment of this conversion price based on subsequent sales. Should a conversion price be lower, then the conversion price will be adjusted accordingly. On November 25, 2025 the conversion price changed to $0.008. The entire note balance of $225,000 for transaction costs was netted from the proceeds received by the Company. See below for additional disclosure on the Equity Line of Credit.

On November 25, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $3,780 in transaction costs fees were netted from the proceeds received by the Company.

Equity Line of Credit

On November 20, 2025, we entered into the Purchase Agreement with the CM Selling Stockholder (the “CM Purchase Agreement”), pursuant to which the CM Selling Stockholder has agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations). Also, on November 20, 2025, we entered into a Registration Rights Agreement, with the CM Selling Stockholder, pursuant to which we agreed to file a registration statement with the SEC to register the Selling Stockholder’s resale of shares of common stock issuable by us pursuant to the CM Purchase Agreement. In addition, pursuant to the CM Purchase Agreement, we issued a Note in the amount of $225,0000, (representing commitment fee valued at 1.5% of the CM Purchase Agreement amount).

The CM Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the CM Purchase Agreement, the Company may issue and sell to CM, and CM shall purchase from the Company, up to $15,000,000, subject to certain limitations including the Selling Stockholder’s 4.99% beneficial ownership limitation.

The CM Purchase Agreement and the sale of up to $15,000,000 of shares of common stock thereunder was approved by the Company’s Board of Directors on November 20, 2025.

The CM Purchase Agreement essentially gives us the right to put (or offer to sell) common stock to CM as described below. Specifically, the purchase and sale terms provided for by the CM Purchase Agreement are summarized as follows:

(i)

Fixed Purchase. On any business day, the Company has the right to direct CM to purchase shares of common stock at a purchase price equal to 95% of the lower of (A) the daily volume weighted average price (“VWAP”) of the Company’s common stock for the five trading days immediately preceding the applicable purchase date for such Fixed Purchase and (B) the lowest trading price of a share of common stock on such date; provided that if the closing price of the common stock on such date is lower than such purchase price, then the purchase price shall be reduced to equal such closing price, and provided further that such purchases shall be subject to a daily limitation of $100,000;

(ii)

VWAP Purchase. On any business day, the Company has the right to direct CM to purchase common stock at a purchase price equal to 95% of the lower of (A) the closing sale price on such date and (B) the VWAP during the applicable VWAAP Purchase Period. , provided that such purchases shall be subject to a daily limitation of $100,000; and

(iii)

Additional VWAP Purchase. In addition to the foregoing, the Company also has the right to direct CM to purchase common stock at a purchase price equal to 95% of the lower of (A) the VWAP for the applicable Additional VWAP Purchase Period during the applicable Additional VWAP Purchase Date for such Additional VWAP Purchase, and (B) the Closing Sale Price of the Common Stock on such applicable Additional VWAP Purchase Date for such Additional VWAP Purchase, provided that such purchases shall be subject to a daily limitation of $100,000.

The foregoing purchase terms are subject to certain conditions and limitations, including daily volume and dollar amount limitations with respect to each type of purchase described above within a given day, and a 4.99% beneficial ownership limitation with respect to CM’s ownership of the Company’s common stock.

The Company agreed to comply with certain covenants and conditions under the CM Purchase Agreement, which are set forth therein.

Unless earlier terminated as provided under the CM Purchase Agreement, the CM Purchase Agreement shall terminate automatically on the earliest to occur of (i) the expiration of the registration statement of which this prospectus forms a part pursuant to Rule 415(a)(5) of the Securities Act, (ii) the date on which CM shall have purchased the maximum amount pursuant to the CM Purchase Agreement, (iii) the date on which the Company’s common stock shall have failed to be listed or quoted on the OTC Markets OTCID Basic Market or on another national securities exchange, (iv) 30 trading days following commencement of bankruptcy proceedings, and (v) the date on which, pursuant to or within the meaning of any bankruptcy law, a custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors.

In addition, the Company may terminate the CM Purchase Agreement by giving CM, one trading day’s prior written notice, and CM may terminate the CM Purchase Agreement by giving the Company 10 tradings days’ prior written notice upon the occurrence of certain specified events which more particularly set forth in the CM Purchase Agreement, [need to review these items] including any failure to maintain the effectiveness of a registration statement registering the resale of the shares of common stock issuable under the CM Purchase Agreement, failure to maintain listing of the common stock on the OTC Markets OTCID Basic Market or a national securities exchange, and the occurrence of certain other enumerated events.

Registration Rights Agreement

In connection with the CM Purchase Agreement, on November 20, 2025 the Company also entered into a Registration Rights Agreement with CM pursuant to which the Company agreed to register CM’s resale of the shares of common stock issuable under the CM Purchase Agreement (such shares, the “ELOC Shares”) on a registration statement on Form S-1 or S-3 filed with the SEC within 30 days of this Agreement and to cause such registration statement to be declared effective the earlier of (A) the 60th day following the date on which the Company was required to file such registration statement, if such registration statement is subject to review by the SEC, and (B) the third business day following the date the Company is notified by the SEC that such registration statement will not be reviewed. Like the CM Purchase Agreement, CM has agreed to waive the timing discussed in this paragraph but not the obligation. The Company filed a Form S-1 on December 8, 2025.

Interest Expense and Amortization of Discounts

In connection with the aforementioned convertible notes, the Company in the six months ended recorded $451,307 in finance expense. As of December 31, 2025 there is $2,904 in accrued interest.  The finance expense consisted of the following:

A summary of the finance expense is as follows:

Origination fee on ELOC	$225,000
Excess of derivative liability over net proceeds of convertible notes	186,737
Interest expense and other	39,570
Balance at December 31, 2025	$451,307

For the six months ended December 31, 2025, the Company recorded $77,919 in amortization of discount associated with these convertible notes payable. The unamortized discount as of December 31, 2025 is $490,994.  The Company also amortized $74,422 in discount on Series B preferred stock for a total amortization expense of $152,341.

Note 7 – Derivative Liabilities

Warrants Granted in June 13, 2025 Note Offering

The Company evaluated the Warrants in accordance with the guidance at ASC 480 and ASC 815-40 and determined that the Warrants are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The measurement of fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.02, exercise price of $0.02, term of three years, volatility of 173.79 - 298.6%, risk-free rate of 3.48 - 3.80%, and expected dividend rate of 0%).

A roll forward of the derivative liability is as follows:

Balance at June 30, 2025	$802,589
Change in fair value of derivative liability	(559,349)
Balance at December 31, 2025	$243,240

Convertible Notes Issued Prior to July 1, 2025

The Company evaluated the terms of the Convertible Note issued in June 2025 in accordance with the guidance at ASC 815-40 and determined that prior to conversion, no liability characteristics existed to treat the conversion option as a derivative liability as the note is not yet convertible.

Convertible Notes Issued Subsequent to July 1, 2025

The Company evaluated the terms of the Convertible Note issued subsequent to July 1, 2025 in accordance with the guidance at ASC 815-40 and determined that each of the notes met the criteria necessary for bifurcation and the conversion option was reclassified to derivative liability as follows:

Derivative Liability at Inception	$640,250
Change in fair value of derivative liability	(54,783)
Balance at December 31, 2025	$585,467

As of December 31, 2025 the balance in derivative liabilities is $828,665 as follows:

A roll forward of the derivative liability is as follows:

Balance at June 30, 2025	$802,589
New additions	640,250
Change in fair value of derivative liability	(614,132)
Balance at December 31, 2025	$828,707

Note 8 – Equity

Capitalization

The Company is authorized to issue a total of 5,000,000,000 shares of Common Stock, and 15,000 shares of Series A Preferred Stock, 20,000 shares of Series B Preferred Stock, 2,500 shares of Series C Preferred Stock, and 10,000 shares of Series D Preferred Stock.

Common Stock

The Company is authorized to issue up to 5,000,000,000 shares of Common Stock and has 2,002,897,697 shares of Common Stock outstanding as of December 31, 2025. On November 25, 2025, the Company issued 2,897,697 shares of Common Stock for services valued at $23,182.

Preferred Stock

Series A Convertible Preferred Stock

The Series A, par value $0.001 has 15,000 shares authorized, and 0 are issued and outstanding at December 31, 2025. The holders of the Series A are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The Series A Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series A Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series A Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series A Stock shall be the product obtained by dividing the number of shares of Series A Stock by the closing share price on the date of conversion and multiplying that number by one hundred thousand (100,000). There were 15,000 Series A shares that were converted into 1,500,000,000 common shares.

Series B Convertible Preferred Stock

The Series B, par value $0.001, has 20,000 shares authorized, and 14,150 are issued and outstanding at December 31, 2025. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The Series B Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series B Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series B Stock shall be the product of one share of Series B shall convert into $100 of common stock on the date of conversion based upon the previous day’s closing price of the common stock of the Company.

Series C Convertible Preferred Stock

The Series C, par value $0.001, has 2,500 shares authorized, issued and outstanding at December 31, 2025. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The holders of Series C shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty-five percent (25%) of the number of votes to which the holders of other securities of the Company are entitled as of such dates. The conversion of the Series C Stock shall be the product obtained by multiplying .0001 (or 0.01%) by the aggregate number of the Company's Common Stock, on a fully diluted basis, at the time of the Conversion. The Series C is subject to automatically convert into common stock in the event of a Qualified Financing as defined.

Series D Convertible Preferred Stock

The Series D, par value $0.001, has 10,000 shares authorized, and 810 issued and outstanding at December 31, 2025. The Series D shares have a stated value of $1,000 per share. The Holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders, before any amount shall be paid to the holders of any of shares of Junior Stock, but pari passu with any parity Stock then outstanding, an amount per Preferred Share equal to the sum of (i) the Black Scholes Value with respect to the outstanding portion of all Warrants held by such Holder as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount of such Preferred Share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment, provided that if the liquidation funds are insufficient to pay the full amount due to the Holders and holders of shares of parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the liquidation funds equal to the full amount of liquidation funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of liquidation funds payable to all holders of Preferred Shares and all holders of shares of Parity Stock.  The Holders of the Series D will be limited as to their number of votes not to exceed 4.99% of the shares of Common Stock outstanding at the time of any vote. The number of Conversion Shares issuable upon conversion of any Preferred Share shall be determined by dividing (x) the conversion amount of such Preferred Share by (y) the Conversion Price. The initial Conversion Price was set at $10.00, but has been adjusted to $0.02, subject to adjustment as provided in the Certificate of Designation.

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

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2025:

Year ended June 30, 2026	$9,000
Year ended June 30, 2027	1,500
Total undiscounted operating lease payments	10,500
Less: Imputed interest	(408)
Present value of operating lease liabilities	$10,092

Note 10 – Segment Reporting

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company operates in one operating segment, and therefore one reportable segment. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by management for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies.

The key measures of segment profit or loss reviewed by our CODM are revenue, cost of goods sold, and operating expenses. These items are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews these items to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 – Subsequent Events

Management has evaluated all subsequent events in accordance with ASC 855-10, Subsequent Events, through February 11, 2026, the date the financial statements were available to be issued. No subsequent events requiring recognition or disclosure were identified during this period, other than the following:

On January 26, 2026, the Company issued 2,128,000 shares of common stock in conversion of $10,002 in convertible promissory notes.

On January 26, 2026, the Company received a Notice of Effectiveness for its S-1 registration.

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

Overview

AppLife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”) is a Nevada corporation formed on January 6, 2025, by Mammoth Crest Capital, LLC, a Wyoming corporation that is 50% owned by Michael Hill and Barrett Evans, who are related parties. The Company is headquartered at 701 Anacapa St., Suite C, Santa Barbara, CA 93101. SAP operates primarily as an aftermarket automotive parts e-commerce business, specializing in online sales of suspension lift systems and related accessories through its flagship ecommerce platform. The Company serves customers across the United States, offering a wide selection of products for Jeep, truck, and SUV owners.

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

Results of Operations for Six Months Ended December 31, 2025

December 31, 2025
Revenue	$1,358,481
Cost of goods sold	(1,026,603)
Operating expenses	1,242,667
Other income (expenses)	8,245
Net loss	$(902,544)

Revenue

For the six months ended December 31, 2025, we had revenues of $1,358,481. This growth was primarily driven by the successful completion of key technical enhancements to our ecommerce platform during the quarter. These improvements helped us to significantly broaden our product inventory selection, making a wider array of high-demand items available to customers. At the same time, we accelerated our media and marketing initiatives, leveraging expanded reach and more targeted campaigns to drive higher traffic and conversion rates. Together, these strategic advancements directly contributed to the uplift in sales volume and overall revenue performance. Costs of sales were $1,026,603 which were approximately 76% of revenue. Gross margin was $331,878.

Operating Expenses

For the six ended December 31, 2025, we had operating expenses of $1,242,667. This expense was primarily attributable to payments to contractors, employees and other operating expenses, including marketing and advertising.

Other Income (Expenses)

For the six months ended December 31, 2025, other expenses include finance expense of $421,307, amortization of debt discounts on Series B Preferred Stock and convertible promissory notes of $152,341, other expenses of $1,239, a loss on disposal of fixed assets of $1,000, offset by other income which is the change in the fair value of the derivative liabilities of $614,132.

Net loss

We reported a net loss of $902,544 for the six months ended December 31, 2025.

Results of Operations for Three Months Ended December 31, 2025

December 31, 2025
Revenue	$894,309
Cost of goods sold	(667,455)
Operating expenses	774,701
Other income (expenses)	(451,019)
Net loss	$(998,866)

Revenue

For the three months ended December 31, 2025, we had revenues of $894,309. This growth was primarily driven by the successful completion of key technical enhancements to our ecommerce platform during the quarter. These improvements helped us to significantly broaden our product inventory selection, making a wider array of high-demand items available to customers. At the same time, we accelerated our media and marketing initiatives, leveraging expanded reach and more targeted campaigns to drive higher traffic and conversion rates. Together, these strategic advancements directly contributed to the uplift in sales volume and overall revenue performance. Costs of sales were $667,455 which were approximately 75% of revenue. Gross margin was $226,854.

Operating Expenses

For the three ended December 31, 2025, we had operating expenses of $774,701. This expense was primarily attributable to payments to contractors, employees and other operating expenses, including marketing and advertising.

Other Income (Expenses)

For the three months ended December 31, 2025, other expenses include finance expense of $404,883, amortization of debt discounts on Series B Preferred Stock and convertible promissory notes of $152,341, a loss on disposal of fixed assets of $1,000, offset by other income which includes other income of $9,460 and the change in the fair value of the derivative liabilities of $96,751.

Net loss

We reported a net loss of $998,866 for the three months ended December 31, 2025.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has revenue generating operations and has an accumulated deficit of $4,644,325. In addition, there is a working capital deficiency of approximately $3,385,749 and a stockholder’s deficiency of $1,811,140 as of December 31, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity and debt financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

Our cash balance was $137,330 on December 31, 2025. We recorded a net loss of $1,022,544 for the six months ended December 31, 2025. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our business operations. Consequently, we are dependent on the proceeds raised in the convertible notes which generated $515,600 in cash, as well as the new ELOC entered into during the six months ended December 31, 2025 to continue to fund our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

Due to our operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain additional capital beyond the current ELOC, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

∙Curtail the development of our business,

∙Seek strategic partnerships that may force us to relinquish significant rights to our business, or

∙Explore potential mergers or sales of significant assets of our Company.

Working Capital Deficit

December 31, 2025
Current assets	$152,539
Current liabilities	3,418,288
Working capital (deficit)	$(3,265,749)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. We expect to require additional capital, and we will have to issue debt or equity principally through the ELOC or enter into a strategic arrangement with a third party. The current liabilities of $3,418,288 include $1,641,566 of assumed liabilities, $828,707 of derivative liabilities, and $429,446 in convertible promissory notes, net of discounts.

Cash Flows

December 31, 2025
Net Cash Used in Operating Activities	$(489,667)
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	515,600
Net Increase in Cash	$25,933

Operating Activities

During the six months ended December 31, 2025, cash used in the Company’s operating activities amounted to $489,667, which mainly consisted of the Company’s net loss amounting to $902,544. This amount was adjusted by noncash items of financing expense of $451,307 and a decrease from change in fair value of derivative liabilities of $614,132, and common and preferred shares issued for services of $119,667. Changes in assets and liabilities include an increase in prepaid expenses and other assets, decrease in inventories, increases in accounts payable and accrued expenses, and decrease in other liabilities of $267,427.

Investing Activities

During the six months ended December 31, 2025, the Company used $0 in cash for investing activities.

Financing Activities

During the six months ended December 31, 2025, the Company received $515,600 in proceeds from the issuance of convertible promissory notes.

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

Derivative Liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As of December 31, 2025, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: February 11, 2026	/s/ Michael Hill
Michael Hill, Chief Executive Officer and Director