Form 10-Q
period 2026-03-31
APPlife Digital Solutions Inc
filed 2026-05-13
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54524

APPLIFE DIGITAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

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

☐ Yes  ☒ No

As of May 13, 2026 a total of 2,025,025,697 shares of our common stock were outstanding.

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

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(unaudited)
ASSETS
Current assets
Cash	$16,305	$111,397
Inventory	5,117	5,135
Prepaid expenses	92,000	-
Right of use asset	5,853	18,201
Total current assets	119,275	134,733

Other assets	500	-
Goodwill	2,697,728	2,696,018
Furniture and equipment	-	1,000
Domain list	1,000	1,000
Total assets	$2,818,503	$2,832,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$564,633	$40,513
Lease liability	5,853	18,201
Due to Applife Holdings	150,000	150,000
Derivative liabilities	797,765	802,589
Related party advances	25,000	-
Convertible promissory notes, net of discounts	485,118	-
Other liabilities	1,634,079	1,679,514
Total current liabilities	3,662,448	2,690,817

Convertible preferred stock liability – Series B preferred stock, Par value $0.001 per share, 20,000 shares authorized and 14,150 and 12,850 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively; Stated value of $1,415,500 at March 31, 2026 and $1,285,000 at June 30, 2025	1,167,238	953,712
Total liabilities	4,829,686	3,644,529

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred Stock Series C of $0.001 par value - Authorized: 2,500 shares as of March 31, 2026; Issued and Outstanding: 2,500 shares as of March 31, 2026 and June 30, 2025	3	3
Preferred Stock Series D of $0.001 par value - Authorized: 10,000 shares as of March 31, 2026; Issued and Outstanding: 810 shares as of March 31, 2026 and June 30, 2025; Liquidation preference of $810,000	1	1
Common Stock of $0.001 par value – Authorized: 5 billion shares as of March 31, 2026 and June 30, 2025, Issued and outstanding: 2,025,025,697 and 2,000,000,000 shares as of March 31, 2026 and June 30, 2025	2,025,026	2,000,000
Additional Paid in Capital	930,674	809,999
Accumulated (deficit)	(4,966,887)	(3,621,781)
Total stockholders’ deficit	(2,011,183)	(811,778)
Total liabilities and stockholders’ deficit	$2,818,503	$2,832,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended March 31, 2026	Period January 6, 2025 to March 31, 2025

Revenue	$2,075,142	$-
Cost of goods sold	(1,613,140)	-
	462,002	-

Operating expenses	1,746,130	-
Total operating expenses	1,746,130	-

Loss from operations	(1,284,128)	-

Other income (expense)
Finance expense	(500,868)	-
Amortization of discounts	(407,113)	-
Change in fair value of Derivative Liability	862,010	-
Gain/Loss on Disposal of Fixed Asset	(1,000)	-
Gain/loss on sale	8,200	-
Other Expense	(22,207)	-
Total Other Income (Expense)	(60,978)	-

Net loss before provision for income taxes	$(1,345,106)	$-

Provision for income taxes	-	-

Net (loss)	$(1,345,106)	$-

Weighted-average common shares outstanding	2,003,216,430	-
Loss per share	$(0.00)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2026	Period January 6, 2025 to March 31, 2025

Revenue	$716,661	$-
Cost of goods sold	(586,537)	-
Gross profit	130,124	-

Operating expenses	503,463	-
Total operating expenses	503,463	-

Loss from operations	(373,339)	-

Other income (expense)
Finance expense	(49,561)	-
Amortization of discounts	(254,772)	-
Change in fair value of Derivative Liability	247,878	-
Other Expense	(12,768)	-
Total Other Income (Expense)	(69,223)	-

Net loss before provision for income taxes	$(442,562)	$-

Provision for income taxes	-	-

Net (loss)	$(442,562)	$-

Weighted-average common shares outstanding	2,008,633,164	-
Loss per share	$(0.00)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Series C Preferred Shares		Series D Preferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Share	Amount	Share	Amount	Capital	Deficit	Total
Balance, January 6, 2025 (Inception)	500,000,000	500,000					-	(500,000)	-
Shares issued related to acquisition of AP4L	1,240,000,000	1,240,000	2,500	3				(1,240,003)	-
Reverse re-capitalization	260,000,000	260,000			-		-	(884,015)	(624,015)
Conversion of promissory notes into Series D Preferred stock	-	-	-	-	810	1	809,999	-	810,000
Net loss	-	-	-	-	-	-	-	(997,763)	(997,763)
Balance, June 30, 2025	2,000,000,000	$2,000,000	2,500	$3	810	$1	$809,999	$(3,621,781)	$(811,778)
Net income	-	-	-	-	-	-	-	96,322	96,322
Balance, September 30, 2025	2,000,000,000	2,000,000	2,500	3	810	1	809,999	(3,525,459)	(715,456)
Shares issued related to commissions on convertible notes payable	2,897,697	2,898	-	-	-	-	20,284	-	23,182
Net loss	-	-	-	-	-	-	-	(998,866)	(998,866)
Balance, December 31, 2025	2,002,897,697	$2,002,898	2,500	$3	810	$1	$830,283	$(4,524,325)	$(1,691,140)
Shares issued in conversion of convertible notes payable	2,128,000	2,128	-	-	-	-	7,874	-	10,002
Shares issued for consulting services	20,000,000	20,000	-	-	-	-	84,000	-	104,000
Derivative liability converted to additional paid in capital	-	-	-	-	-	-	8,517	-	8,517
Net loss	-	-	-	-	-	-	-	(442,562)	(442,562)
Balance, March 31, 2026	2,025,025,697	$2,025,026	2,500	$3	810	$1	$930,674	$(4,966,887)	$(2,011,183)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31, 2026	For the Period January 6, 2025 to March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,345,106)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expense	474,518	-
Amortization of debt discounts	407,113	-
Professional fees incurred on convertible promissory notes	40,810	-
Common and preferred stock issued for services	223,667	-
Change in fair value of warrant liability	(862,010)	-
Loss on disposal of fixed asset	1,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(92,500)	-
Inventories	18	-
Accounts payable and accrued expenses	513,723	-
Other liabilities	(47,145)	-
Net cash (used) in operating activities	(685,912)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	25,000	-
Proceeds from convertible promissory notes	565,820	-
Net cash provided from financing activities	590,820	-

Net (decrease) increase in cash and cash equivalents	(95,092)	-
Cash and cash equivalents, beginning of period	111,397	-
Cash and cash equivalents, end of period	$16,305	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Derivative liabilities converted to additional paid in capital	$8,517	$-
Shares issued in conversion of convertible promissory notes	$10,002	$-
Derivative liabilities recorded at inception of convertible promissory notes	$728,842	$-

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

On June 13, 2025, the Company completed its acquisition of SAP (the “Merger”). In accordance with ASC 805 Business Combinations (“ASC 805”) the transaction was treated as a reverse acquisition for financial reporting purposes, with Applife treated as the legal acquirer and SAP treated as the accounting acquirer. The Company remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Merger, reflects the assets, liabilities, and results of operations for SAP and does not reflect the assets, liabilities and results of operations of the Company for the periods prior to June 13, 2025 (Note 2 – Business Combinations).SAP conducted no business until April 2025, therefore the comparative period of January 6, 2025 through March 31, 2025 has no activity.

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

The Company maintains its cash and cash equivalents at financial institutions in the United States, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions. On March 31, 2026, the Company’s cash balance did not exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2026. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.

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

Revenue is disaggregated by major product line and timing (point in time vs. over time) in the notes to the condensed consolidated financial statements.

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

Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases” (Topic 842). This topic requires that a lessee recognize the assets and liabilities that arise from operating leases. The Company recognizes right-of-use assets and lease liabilities on the condensed consolidated balance sheet for all leases with a term longer than 12 months and classifies them as operating leases. For leases with a term of 12 months or less, the Company elects not to recognize lease assets and lease liabilities on those leases. The right-of-use assets and lease liabilities have been measured by the present value of the Company’s remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include the conversion of convertible preferred stock, convertible notes and warrants. Diluted net income (loss) per common share was adjusted for the Series B and Series C Preferred shares. The Series B are convertible into approximately 176,875,000 common shares, the Series C are convertible into approximately

727,800,000 common shares and the Series D are convertible into 40,500,000 common shares on March 31, 2026. Therefore, the dilutive shares outstanding are approximately 945,175,000 shares. The potential dilutive shares are considered to be anti-dilutive. There were also 40,500,000 potentially dilutive securities for the warrants and 317,273,698 for the convertible notes for the nine months ended March 31, 2026.

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

Derivative Liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed consolidated balance sheet at fair value. As of March 31, 2026, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

For the period ended March 31, 2026, the Company recorded no goodwill impairment charges.

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

In November 2024, the FASB also issued Accounting Standards Update 2024-04 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s condensed consolidated financial statements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future condensed consolidated financial statements.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 as of July 1, 2025. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2 – Business Combinations

Acquisition of AP4L ABC, LLC

On April 30, 2025, SAP acquired certain of the assets of AP4L ABC, LLC (“AP4L”), including intellectual property, domain names, the AP4L website, and certain supplier relationships. The acquisition was structured as an asset purchase and was intended to support SAP’s ecommerce operations through its ecommerce platform. The following is a summary of the transaction:

Assets acquired

Inventory	$5,135
PP&E	1,000
Domain list	1,000
7,135

Cash paid	$35,000
Other items	50,000
Liabilities assumed	2,619,863
2,704,863

Goodwill acquired	$2,697,728

The Company issued common shares and Series C preferred stock to certain parties related to the AP4L transaction.

Reverse Acquisition with Sugar Auto Parts, Inc.

On June 13, 2025 (the "Closing Date"), SAP. closed an acquisition agreement with the Company (the “Merger”), as a result of which Applife assumed certain assets and liabilities of SAP. While Applife was the legal acquirer of SAP’s net assets in the Merger, for accounting purposes, the Merger is treated as a reverse recapitalization, whereby SAP is deemed to be the accounting acquirer, and the historical financial statements of SAP became the historical financial statements of Applife upon the closing of the Merger. Under this method of accounting, Applife was treated as the “acquired” company and SAP is treated as the acquirer for financial reporting purposes. SAP had no activity in the period January 6, 2025 through March 31, 2025.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of SAP issuing stock for the net assets of Applife, accompanied by a recapitalization. The net assets of Applife were stated at historical cost, with no goodwill or other intangible assets recorded.

As consideration, 1,740,000,000 shares of Applife’s common stock and 2,500 shares of Applife’s Series C Preferred Stock were issued by Applife to the shareholder of SAP. SAP also agreed to pay Applife Holdings an initial payment of $150,000 due upon closing of the acquisition agreement and a second payment of $150,000 due within ninety-five (95) days of closing. The $150,000 payable is included in due to Applife Holdings on the balance sheet as of March 31, 2026.

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

The following is a summary of the Applife balance sheet prior to the reverse merger:

Recapitalization
Prepaids	$5,000
Total assets	$5,000

Accounts payable and accrued expenses	$5,000
Series B preferred stock, 4,400 shares, stated value of $440,000	326,434
Total liabilities	331,434

Applife equity at June 13, 2025; 260,000,000 shares of common stock	(326,434)
Total liabilities and equity	$5,000

The following table reconciles the elements of the Merger to the Statements of Shareholders' Equity (Deficit) after the reverse merger:

Recapitalization
Recognition of Applife equity	$(326,434)
Less: transactions costs allocated to SAP equity	(300,000)
Effect of Merger, net of transaction costs	$(626,434)

The following table details the number of shares of Common Stock issued immediately following the consummation of the merger:

Number of Shares
Common Stock owned by Applife’s Pre-Merger shareholders	260,000,000
Common Stock consideration issued to SAP due to Merger	1,740,000,000
Total outstanding shares of Common Stock immediately after the Merger	2,000,000,000

The following table details the number of shares of Series B Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series B Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series B Preferred Stock consideration issued due to Merger	4,400
Total outstanding shares of Series B Preferred Stock immediately after the Merger	4,400

An additional 8,450 shares of Series B Preferred stock were issued in exchange for an assumed liability.

The following table details the number of shares of Series C Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series C Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series C Preferred Stock consideration issued due to Merger	2,500
Total outstanding shares of Series C Preferred Stock immediately after the Merger	2,500

Note 3 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims on March 31, 2026.

Note 4 – Other Liabilities

Debt related to the assumed liabilities consisted of the following:

	March 31, 2026	June 30, 2025
Former SAP creditors – Credit facilities*	$47,975	$47,975
Mammoth Crest Capital*	910,000	910,000
Credit cards	72,457	79,839
Chris Davenport *	104,480	133,496
Vendor payables	499,167	508,204
Total	$1,634,079	$1,679,514

*Related parties as common shares have been issued to the creditors

Note 5 – Series B Preferred Stock

On June 13, 2025, the Company issued Series B preferred stock to certain vendors of the Company prior to the Reverse Acquisition and for the Conversion of Convertible notes payable. Under the terms of the Series B Preferred stock, the Company issued 4,400 shares to former vendors and creditors of ALDS and 8,455 shares of Series B preferred stock upon the conversion of $845,500 of assumed liabilities from the acquisition of AP4L. Each share of the Series B Preferred Stock has a stated value of $100 per share and is convertible into shares of Common Stock at a conversion price equal to the market price of the common stock on the date of conversion based upon the previous day’s closing price of the common stock of the Company. The Series B Preferred Stock is not subject to any mandatory redemption or other similar provisions. Convertible preferred stock that is settled with a variable number of shares that have a value solely or predominantly based (at inception) on a fixed monetary amount are considered share settled debt and are accounted for as liabilities pursuant to ASC 480. The Series B preferred stock was recorded at its fair value which was based on a third-party valuation. For the period ended March 31, 2026, the total amortized amount related to the debt discount was $112,928. As of March 31, 2026, the remaining unamortized debt discount reducing the principal balance was $218,360. The discount will be recognized as interest expense in the future. The following is a summary of the Series B preferred stock as of March 31, 2026.

March 31, 2026
Series B Preferred stock - 12,850 shares	$1,285,500
Discount	(218,360)
Total	$1,067,140

On December 8, 2025, the Company issued an additional 1,300 shares of Series B Preferred Stock under the same terms as the June 13, 2025 issuance to their directors as a bonus for filing the Form S-1. Amortization of the discount commenced January 1, 2026. For the period ended March 31, 2026, the total amortized amount related to the debt discount was $3,614. As of March 31, 2026, the remaining unamortized debt discount reducing the principal balance was $29,902. The discount will be recognized as interest expense in the future. The following is a summary of the Series B preferred stock as of March 31, 2026.

March 31, 2026
Series B Preferred stock – 1,300 shares	$130,000
Discount	(29,902)
Total	$100,098

The carrying amount of the 14,150 Series B preferred shares was as follows:

March 31, 2026
Series B Preferred stock - 14,150 shares	$1,415,500
Discount	(248,262)
Total	$1,167,238

The Company amortized $116,542 in discount related to the Series B preferred stock in the nine months ended March 31, 2026.

Note 6 – Convertible Notes Payable

The Company entered into convertible notes payable as follows as of March 31, 2026. The chart below does not include convertible notes payable that were converted prior to July 1, 2025.

		March 31, 2026

Convertible note entered into August 1, 2025 due August 1, 2026; One-time interest charge of $22,440 (12%) added to principal at inception. OID of $20,000 on this convertible note. Note is in default as the Company failed to make their required payment, and recorded an additional discount of $148,729 on January 30, 2026.		$209,440

Convertible note entered into November 10, 2025 due November 10, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(a)	67,200

Convertible note entered into November 10, 2025 due November 10, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(b)	67,200

Convertible note entered into November 18, 2025 due November 18, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(c)	58,948

Convertible note entered into November 20, 2025 due November 20, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(d)	67,200

Convertible note entered into November 20, 2025 due August 20, 2026 at 5% interest per annum. OID and debt discount of $85,165 on this convertible note.	(e)	150,000

Convertible note entered into November 20, 2025 due August 20, 2026 at 8% interest per annum on the Equity Line of Credit. OID and debt discount of $127,748 on this convertible note.	(f)	225,000

Convertible note entered into November 25, 2025 due November 25, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(g)	67,200

Convertible note entered into March 9, 2026 due March 9, 2027; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(h)	67,200

Total		979,388
Less: Discounts		(494,270)
Current portion of long-term debt		$485,118

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

Subsequent to July 1, 2025

On August 1, 2025, the Company entered into a twelve-month promissory note in the principal amount of $187,000 with an investor. The note contained a one-time interest charge of $22,440 (12%) which was added to the face amount of the note. The note is convertible into common stock at an original 25% discount to the average of the five trading day period immediately preceding the conversion date. The note is not convertible until the earlier of (i) an Event of Default; or (b) the date the Company fails to pay any Amortization payment (as defined in the Note) which commences January 30, 2026 and runs through the maturity date. The conversion price has now been updated as the Company had subsequent note issuances that contain a conversion price lower than the original conversion price contained in this note. The Company failed to make their required Amortization payment which triggered a default. As a result the Company recorded an additional discount of $148,729 which is reflected as a derivative liability.

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

On November 18, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $7,280 in transaction costs and legal fees were netted from the proceeds received by the Company. In February 2026, the investor converted $8,517 of this convertible note.

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

On March 9, 2026, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $3,780 in transaction costs fees were netted from the proceeds received by the Company.

Equity Line of Credit

On November 20, 2025, we entered into the Purchase Agreement with the CM Selling Stockholder (the “CM Purchase Agreement”), pursuant to which the CM Selling Stockholder has agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations). Also, on November 20, 2025, we entered into a Registration Rights Agreement, with the CM Selling Stockholder, pursuant to which we agreed to file a registration statement with the SEC to register the Selling Stockholder’s resale of shares of common stock issuable by us pursuant to the CM Purchase Agreement. In addition, pursuant to the CM Purchase Agreement, we issued a Note in the amount of $225,000, (representing commitment fee valued at 1.5% of the CM Purchase Agreement amount).

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

In addition, the Company may terminate the CM Purchase Agreement by giving CM, one trading day’s prior written notice, and CM may terminate the CM Purchase Agreement by giving the Company 10 trading days’ prior written notice upon the occurrence of certain specified events which more particularly set forth in the CM Purchase Agreement, including any failure to maintain the effectiveness of a registration statement registering the resale of the shares of common stock issuable under the CM Purchase Agreement, failure to maintain listing of the common stock on the OTC Markets OTCID Basic Market or a national securities exchange, and the occurrence of certain other enumerated events.

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

Interest Expense and Amortization of Discounts

In connection with the aforementioned convertible notes, the Company in the nine months ended recorded $500,868 in finance expense. As of March 31, 2026 there is $9,279 in accrued interest.  The finance expense consisted of the following:

A summary of the finance expense is as follows:

Origination fee on ELOC	$225,000
Excess of derivative liability over net proceeds of convertible notes	213,241
Interest expense and other	62,627
Balance at March 31, 2026	$500,868

For the nine months ended March 31, 2026, the Company recorded $290,572 in amortization of discount associated with these convertible notes payable. The unamortized discount as of March 31, 2026 is $494,270.  The Company also amortized $116,542 in discount on Series B preferred stock for a total amortization expense of $407,113.

Note 7 – Derivative Liabilities

Warrants Granted in June 13, 2025 Note Offering

The Company evaluated the Warrants in accordance with the guidance at ASC 480 and ASC 815-40 and determined that the Warrants are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The measurement of fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.02, exercise price of $0.02, term of three years, volatility of 138.79 - 298.6%, risk-free rate of 3.48 - 3.80%, and expected dividend rate of 0%).

A roll forward of the derivative liability is as follows:

Balance at June 30, 2025	$802,589
Change in fair value of derivative liability	(717,590)
Balance at March 31, 2026	$84,999

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

Convertible Notes Issued Subsequent to July 1, 2025

The Company evaluated the terms of the Convertible Note issued subsequent to July 1, 2025 in accordance with the guidance at ASC 815-40 and determined that each of the notes met the criteria necessary for bifurcation and the conversion option was reclassified to derivative liability as follows:

Derivative Liability at Inception	$857,186
Change in fair value of derivative liability	(144,420)
Balance at March 31, 2026	$712,766

As of March 31, 2026 the balance in derivative liabilities is $797,765 as follows:

A roll forward of the derivative liability is as follows:

Balance at June 30, 2025	$802,589
New additions	857,186
Change in fair value of derivative liability	(862,010)
Balance at March 31, 2026	$797,765

Note 8 – Equity

Capitalization

The Company is authorized to issue a total of 5,000,000,000 shares of Common Stock, and 10,000,000 of Preferred Stock, 15,000 shares of Series A Preferred Stock, 20,000 shares of Series B Preferred Stock, 2,500 shares of Series C Preferred Stock, and 10,000 shares of Series D Preferred Stock.

Common Stock

The Company is authorized to issue up to 5,000,000,000 shares of Common Stock and has 2,025,025,697 shares of Common Stock outstanding as of March 31, 2026. On November 25, 2025, the Company issued 2,897,697 shares of Common Stock for services valued at $23,182. On January 26, 2026, the Company issued 2,128,000 shares of common stock in conversion of $10,002 in convertible promissory notes. On March 9, 2026, the Company issued 20,000,000 shares of common stock for services to be rendered over a period of 6 months.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock.

Series A Convertible Preferred Stock

The Series A, par value $0.001 has 15,000 shares authorized, and 0 are issued and outstanding at March 31, 2026. The holders of the Series A are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The Series A Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series A Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series A Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent.

The conversion rate in effect at any time for conversion of the Series A Stock shall be the product obtained by dividing the number of shares of Series A Stock by the closing share price on the date of conversion and multiplying that number by one hundred thousand (100,000). There were 15,000 Series A shares that were converted into 1,500,000,000 common shares.

Series B Convertible Preferred Stock

The Series B, par value $0.001, has 20,000 shares authorized, and 14,150 are issued and outstanding at March 31, 2026. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The Series B Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series B Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series B Stock shall be the product of one share of Series B shall convert into $100 of common stock on the date of conversion based upon the previous day’s closing price of the common stock of the Company.

Series C Convertible Preferred Stock

The Series C, par value $0.001, has 2,500 shares authorized, issued and outstanding at March 31, 2026. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The holders of Series C shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty-five percent (25%) of the number of votes to which the holders of other securities of the Company are entitled as of such dates. The conversion of the Series C Stock shall be the product obtained by multiplying .0001 (or 0.01%) by the aggregate number of the Company's Common Stock, on a fully diluted basis, at the time of the Conversion. The Series C is subject to automatically convert into common stock in the event of a Qualified Financing as defined.

Series D Convertible Preferred Stock

The Series D, par value $0.001, has 10,000 shares authorized, and 810 issued and outstanding at March 31, 2026. The Series D shares have a stated value of $1,000 per share. The Holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders, before any amount shall be paid to the holders of any of shares of Junior Stock, but pari passu with any parity Stock then outstanding, an amount per Preferred Share equal to the sum of (i) the Black Scholes Value with respect to the outstanding portion of all Warrants held by such Holder as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount of such Preferred Share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment, provided that if the liquidation funds are insufficient to pay the full amount due to the Holders and holders of shares of parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the liquidation funds equal to the full amount of liquidation funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of liquidation funds payable to all holders of Preferred Shares and all holders of shares of Parity Stock.  The Holders of the Series D will be limited as to their number of votes not to exceed 4.99% of the shares of Common Stock outstanding at the time of any vote. The number of Conversion Shares issuable upon conversion of any Preferred Share shall be determined by dividing (x) the conversion amount of such Preferred Share by (y) the Conversion Price. The initial Conversion Price was set at $10.00, but has been adjusted to $0.02, subject to adjustment as provided in the Certificate of Designation.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 0.75 years, with a weighted-average discount rate of 12%.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2026:

Year ended June 30, 2026	$4,500
Year ended June 30, 2027	1,500
Total undiscounted operating lease payments	6,000
Less: Imputed interest	(147)
Present value of operating lease liabilities	$5,853

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

Note 11 – Related Party Transactions

In the period ended March 31, 2026, the Company was advanced $25,000 from a related party. The Company has recorded a one-time interest charge of $11,250 which is included in accrued interest. On April 10, 2026, the $25,000 advanced in the period ended March 31, 2026 along with $2,500 advanced in April 2026 was converted into a Promissory Note in the amount of $27,500. The $27,500 has a maturity date of the earlier of (i) October 10, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $27,500 note. Interest shall accrue at 10% per annum on this note.

Note 12 – Subsequent Events

Management has evaluated all subsequent events in accordance with ASC 855-10, Subsequent Events, through May 13, 2026, the date the financial statements were available to be issued. No subsequent events requiring recognition or disclosure were identified during this period, other than the following:

On April 10, 2026, the Company issued a Promissory Note as discussed in Note 11 to a related party in the amount of $27,500.

On April 15, 2026, the Company’s CEO agreed to provide a Credit Card for the Company to pay certain expenses needed for the business. The Company can charge up to $15,000 for up to six months. The balance must never exceed $15,000 at any time. The Company is required to make the minimum monthly payments during the six-month period on any outstanding balance. At the end of the six-month period, the Company is required to pay any outstanding balance in full.

In the event the Company fails to make the minimum monthly payment, exceeds the $15,000 limit, or fails to pay the balance in full at the end of the six-month term, the Company shall be in default. If in default, the Company is still obligated to pay the minimum monthly payment of any outstanding amounts due. If the Company defaults on payment, the Company shall be responsible for paying the CEO the costs of collection, including reasonable attorneys’ fees.

The Company will issue 1,500,000 shares of common stock for the CEO providing this Credit Card. If the Company defaults, an additional 1,500,000 shares of common stock will be issued.

In lieu of interest, the Company will pay the CEO 10% of the monthly closing balance. If in default, the percentage will increase to 15%.

On April 21, 2026, the Company entered into a Promissory Note with an individual in the amount of $5,000 with a maturity date of the earlier of (i) October 21, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $5,000 note. Interest shall accrue at 10% per annum on this note.

On April 22, 2026, the Company entered into a Promissory Note with an individual in the amount of $25,000 with a maturity date of the earlier of (i) October 22, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $25,000 note. Interest shall accrue at 10% per annum on this note.

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

Overview

AppLife Digital Solutions, Inc. (the “Company” or “Applife”) was formed March 5, 2018, in Nevada. The Company’s main operating subsidiary, Sugar Auto Parts, Inc. (“SAP”) is a Nevada corporation formed on January 6, 2025, by Mammoth Crest Capital, LLC, a Wyoming corporation that is 50% owned by Michael Hill and Barrett Evans, who are related parties. The Company is headquartered at 701 Anacapa St., Suite C, Santa Barbara, CA 93101. SAP operates primarily as an aftermarket automotive parts e-commerce business, specializing in online sales of suspension lift systems and related accessories through its flagship ecommerce platform. The Company serves customers across the United States, offering a wide selection of products for Jeep, truck, and SUV owners. SAP had no activity for the period January 6, 2025 through March 31, 2025.

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

Results of Operations for Nine Months Ended March 31, 2026

March 31, 2026
Revenue	$2,075,142
Cost of goods sold	(1,613,140)
Operating expenses	1,746,130
Other income (expenses)	(60,978)
Net loss	$(1,345,106)

Revenue

For the nine months ended March 31, 2026, we had revenues of $2,075,142. This growth was primarily driven by the successful completion of key technical enhancements to our ecommerce platform during the quarter. These improvements helped us to significantly broaden our product inventory selection, making a wider array of high-demand items available to customers. At the same time, we accelerated our media and marketing initiatives, leveraging expanded reach and more targeted campaigns to drive higher traffic and conversion rates. Together, these strategic advancements directly contributed to the uplift in sales volume and overall revenue performance. Costs of sales were $1,613,140 which were approximately 78% of revenue. Gross margin was $462,002.

Operating Expenses

For the nine months ended March 31, 2026, we had operating expenses of $1,746,130. This expense was primarily attributable to payments to contractors, employees and other operating expenses, including marketing and advertising.

Other Income (Expenses)

For the nine months ended March 31, 2026, other expenses include finance expense of $500,868, amortization of debt discounts on Series B Preferred Stock and convertible promissory notes of $407,113, other expenses of $22,207, a loss on disposal of fixed assets of $1,000, offset by other income which is the change in the fair value of the derivative liabilities of $862,010.

Net loss

We reported a net loss of $1,345,106 for the nine months ended March 31, 2026.

Results of Operations for Three Months Ended March 31, 2026 versus Period Ended January 6, 2025 to March 31, 2025

March 31, 2026
Revenue	$716,661
Cost of goods sold	(586,537)
Operating expenses	503,463
Other income (expenses)	(69,223)
Net loss	$(442,562)

March 31, 2025
Revenue	$-
Cost of goods sold	-
Operating expenses	-
Other income (expenses)	-
Net loss	$-

Revenue

For the three months ended March 31, 2026, we had revenues of $716,661 compared to revenues of $0 for the period January 6, 2025 to March 31, 2025. This growth was primarily driven by the successful completion of key technical enhancements to our ecommerce platform during the quarter. These improvements helped us to significantly broaden our product inventory selection, making a wider array of high-demand items available to customers. At the same time, we accelerated our media and marketing initiatives, leveraging expanded reach and more targeted campaigns to drive higher traffic and conversion rates. Together, these strategic advancements directly contributed to the uplift in sales volume and overall revenue performance. Costs of sales were $586,537 for the three months ended March 31, 2026 versus $0 for the period January 6, 2025 to March 31, 2025 which were approximately 82% of revenue for 2026. Gross margin was $130,124 and $0 for the three months ended March 31, 2026 and period ended January 6, 2025 to March 31, 2025, respectively.

Operating Expenses

For the three months ended March 31, 2026 and period January 6, 2025 to March 31, 2025, we had operating expenses of $503,463 and $0, respectively. This expense was primarily attributable to payments to contractors, employees and other operating expenses, including marketing and advertising.

Other Income (Expenses)

For the three months ended March 31, 2026, other expenses include finance expense of $49,561, amortization of debt discounts on Series B Preferred Stock and convertible promissory notes of $254,772, and a change in the fair value of the derivative liabilities of $247,878.

For the period January 6, 2025 to March 31, 2025 there was no other income (expense).

Net loss

We reported a net loss of $442,562 and $0 for the three months ended March 31, 2026 and period January 6, 2025 to March 31, 2025, respectively.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has revenue generating operations and has an accumulated deficit of $4,966,887. In addition, there is a working capital deficiency of approximately $3,543,173 and a stockholder’s deficiency of $2,011,183 as of March 31, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity and debt financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

Our cash balance was $16,305 on March 31, 2026. We recorded a net loss of $1,345,106 for the nine months ended March 31, 2026. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our business operations. Consequently, we are dependent on the proceeds raised in the convertible notes which generated $565,820 in cash, $25,000 in proceeds from related party advances as well as the new ELOC entered into during the nine months ended March 31, 2026 to continue to fund our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•Curtail the development of our business,

•Seek strategic partnerships that may force us to relinquish significant rights to our business, or

•Explore potential mergers or sales of significant assets of our Company.

Working Capital Deficit

March 31, 2026
Current assets	$119,275
Current liabilities	3,662,448
Working capital (deficit)	$(3,543,173)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. We expect to require additional capital, and we will have to issue debt or equity principally through the ELOC or enter into a strategic arrangement with a third party. The current liabilities of $3,662,448 include $1,634,079 of assumed liabilities, $797,765 of derivative liabilities, and $485,118 in convertible promissory notes, net of discounts. In addition, accounts payable and accrued expenses $524,120 due to outstanding amounts due to consultants increasing due to cash flow shortages.

Cash Flows

March 31, 2026
Net Cash Used in Operating Activities	$(685,912)
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	590,820
Net Decrease in Cash	$(95,092)

March 31, 2025
Net Cash Used in Operating Activities	$-
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	-
Net Increase in Cash	$-

Operating Activities

During the nine months ended March 31, 2026, cash used in the Company’s operating activities amounted to $685,912 versus $0 for the period January 6, 2025 to March 31, 2025, which mainly consisted of the Company’s net loss amounting to $1,345,106 and $0, respectively. This amount was adjusted by noncash items in 2026 of financing expense of $474,518 and a decrease from change in fair value of derivative liabilities of $862,010, and common and preferred shares issued for services of $223,667. Changes in assets and liabilities include an increase in prepaid expenses and other assets, decrease in inventories, increases in accounts payable and accrued expenses, and decrease in other liabilities of $374,096. In 2025, there was no activity.

Investing Activities

During the nine months ended March 31, 2026 and period January 6, 2025 to March 31, 2025, the Company used $0 in cash for investing activities.

Financing Activities

During the nine months ended March 31, 2026 and period January 6, 2025 to March 31, 2025, the Company received $565,820 and $0 in proceeds from the issuance of convertible promissory notes. In 2026, we also received $25,000 in proceeds from related party advances.

Critical Accounting Policies and Estimates

The preparation of the company’s condensed consolidated financial statements and related disclosures are in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Revenue is disaggregated by major product line and timing (point in time vs. over time) in the notes to the condensed consolidated financial statements.

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

Derivative Liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed consolidated balance sheet at fair value. As of March 31, 2026, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the conversion feature of the convertible note. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: May 13, 2026	/s/ Michael Hill
Michael Hill, Chief Executive Officer and Director

Dated: May 13, 2026	/s/ Barrett Evans
Barrett Evans, Chief Financial Officer (Principal Financial and Accounting Officer)