Form 10-K
period 2026-06-30
APPlife Digital Solutions Inc
filed 2026-10-08
CIK 1755101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2026

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-56144

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the most recently completed second fiscal quarter was approximately $5,902,914, based on the closing price of $2.00 per share on December 31, 2025, as adjusted for the 1-for-250 reverse stock split effected June 12, 2026.

As of October 2, 2026, a total of 8,212,128 shares of our common stock were outstanding, after giving effect to the 1-for-250 reverse stock split effected June 12, 2026.

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

The Company has a limited operating history, operations, and revenues and will need to raise capital to implement our planned operations.

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

Recent Developments During Fiscal Year 2026

Reverse Stock Split. On May 22, 2026, our Board of Directors approved a 1-for-250 reverse stock split of our outstanding common stock, which became effective June 12, 2026 following processing by FINRA. In connection with the reverse split, we filed a Certificate of Change with the Nevada Secretary of State reducing our authorized common stock from 5,000,000,000 shares to 20,000,000 shares. No fractional shares were issued; fractional shares were rounded up to the next whole share. Our common stock traded under the temporary symbol “ALDSD” for 20 business days following effectiveness and thereafter reverted to “ALDS,” under new CUSIP No. 03829G206.

Financing Activity. During fiscal year 2026, we financed our operations principally through the issuance of convertible and promissory notes and an equity line of credit. These included senior convertible notes issued to Labrys Fund II, L.P., 104 LLC, Bionance LLC, Tri-Bridge Ventures LLC, ClearThink Capital Partners, LLC and ProActive Capital Partners, L.P.; promissory notes issued to SportsAlert Media, Eric Newman, Sharon and Ed Wortman, Bruce Russell, Commerce Pundit, Bruce Davenport and Colby Hill; and an equity line of credit / convertible note facility with C/M Capital Master Fund LP entered into on November 20, 2025. In addition, in April 2026 our Chief Executive Officer made his personal credit card available to our Sugar Auto Parts subsidiary under a six-month credit facility agreement, in exchange for a monthly fee and an inducement share issuance. That facility is in default. See Item 13 and Note 11 to the consolidated financial statements. Several of these notes convert at a discount to the market price of our common stock and contain anti-dilution and reset features. See “Management’s Discussion and Analysis” and Notes to the Consolidated Financial Statements.

Operations. During fiscal 2026, our Sugar Auto Parts marketplace advanced from beta to a soft launch, we expanded our product catalog and installer network, and we surpassed cumulative revenue milestones since inception. As a result of financing constraints, we reduced paid-media spending during portions of the year. As of June 30, 2026, the Company impaired $2,697,728 in goodwill associated with the AP4L acquisition.

Related-Party Arrangements. In May 2026, we approved a one-year consulting agreement with Colby Hill, the son of our Chief Executive Officer, providing for cash compensation of $3,000 per month and 360 shares of Series B Preferred Stock. We also acknowledged an outstanding obligation of approximately $150,000 owed to Applife Holdings, owned by Matthew Reid, a director. See “Certain Relationships and Related Transactions.”

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

We have added and updated the risk factors below to reflect developments during fiscal year 2026. Although as a smaller reporting company we are not required to provide risk-factor disclosure under Item 1A, we have elected to provide the following.

There is substantial doubt about our ability to continue as a going concern.

We are a development-stage company with a limited operating history, recurring losses, negative cash flows from operations and a significant accumulated deficit. Our independent registered public accounting firm’s report contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing on acceptable terms, we may be required to curtail or cease operations, and investors could lose their entire investment.

We will need substantial additional capital, and financings are likely to be highly dilutive to existing stockholders.

We do not generate sufficient revenue to fund our operations and depend on external financing. To date we have financed operations primarily through the issuance of convertible and promissory notes and an equity line of credit, many of which convert into common stock at a discount to prevailing market prices. Additional equity or convertible-debt financings will dilute existing stockholders, potentially substantially, and the terms of any such financings may include rights senior to those of our common stockholders.

Our outstanding variable-rate convertible notes could result in the issuance of a substantial number of shares and a decline in our stock price (“death spiral” risk).

A number of our convertible notes convert at a discount (in certain cases 35%) to the lowest trading prices over a trailing period, and contain full-ratchet or other anti-dilution and reset provisions. As our stock price declines, these notes become convertible into increasingly large numbers of shares, which may cause further downward pressure on our stock price and further dilution. Certain notes also contain most-favored-nation provisions that can cause terms to cross-contaminate across holders. These features could result in the issuance of shares materially in excess of our current outstanding share count and could adversely affect the market price of, and market for, our common stock.

We are in default under several of our debt obligations, and our lenders could accelerate repayment or take other action against us.

As of the date of this Annual Report, we are in default under (i) the convertible promissory note issued to Labrys Fund II, L.P. on August 1, 2025, which went into default on January 30, 2026 when we failed to make a required amortization payment; (ii) the two convertible promissory notes issued to C/M Capital Master Fund, LP on November 20, 2025 in the original principal amounts of $150,000 and $225,000, which matured on August 20, 2026 and were not repaid; and (iii) the credit card facility provided to our subsidiary by our Chief Executive Officer, which has been in default since April 22, 2026. Upon a default, our lenders may declare all amounts owed immediately due and payable, charge default interest and fees, convert their notes at increased discounts and pursue collection. A default under one of our financing agreements may also permit other lenders to accelerate their obligations. We do not have sufficient cash to repay these obligations. Our defaults may also prevent us from satisfying the conditions to selling shares to C/M Capital Master Fund, LP under our equity line of credit, which require, among other things, that no default or event of default exist under our indebtedness. If our lenders exercise their remedies, we may be forced to curtail or cease operations or to seek protection under the bankruptcy laws.

Our recent reverse stock split and reduced authorized share capital may limit our ability to satisfy conversions and raise capital.

Effective June 12, 2026, we effected a 1-for-250 reverse stock split and reduced our authorized common stock to 20,000,000 shares. Given our substantial number of outstanding convertible securities and warrants, we may not have sufficient authorized and unissued shares to satisfy all conversions and exercises, which could require us to seek stockholder approval to increase authorized shares, could place us in default under certain instruments, and could limit our ability to raise additional capital. A reverse stock split may also not achieve its intended benefits and may adversely affect the liquidity and market price of our common stock.

A small number of insiders control a substantial majority of our voting power.

Our officers and directors and their affiliates, together with holders of our preferred stock, control a substantial majority of our voting power. As a result, these persons are able to control the outcome of matters requiring stockholder approval, including the election of directors and significant corporate transactions, and their interests may differ from those of other stockholders.

We engage in related-party transactions that present conflicts of interest.

We have entered into transactions with related parties, including a consulting arrangement with the son of our Chief Executive Officer, an outstanding obligation to a director, and issuances of preferred stock to officers and directors. Because we do not have an independent audit or compensation committee, these transactions are not reviewed by independent directors, and conflicts of interest may not be resolved in favor of our unaffiliated stockholders.

We depend on key personnel and third parties.

We depend heavily on the continued service of our Chief Executive Officer and Chief Financial Officer, and on third-party suppliers, fulfillment providers and e-commerce and payment platforms. The loss of key personnel or disruption in these third-party relationships could materially harm our business.

Tariffs, trade policy and supply-chain disruptions could increase our costs and reduce demand.

A significant portion of automotive parts and accessories are manufactured or sourced abroad. Changes in U.S. trade policy, including the imposition of tariffs, and disruptions in global supply chains, could increase our product costs, reduce our margins, cause inventory shortages, and reduce consumer demand, any of which could materially and adversely affect our results of operations.

We face intense competition.

We compete with large, well-capitalized e-commerce marketplaces such as Amazon and eBay, automotive parts retailers, and original-equipment manufacturers, many of which have substantially greater resources, brand recognition and scale than we do.

Cybersecurity incidents could disrupt our business and expose us to liability.

Our business depends on the confidentiality, integrity and availability of our information systems and those of our third-party providers. A cybersecurity incident, data breach or system failure could disrupt our operations, compromise customer or Company data, and subject us to liability and reputational harm. We have limited resources dedicated to cybersecurity. See “Item 1C. Cybersecurity.”

We have identified material weaknesses in our internal control over financial reporting.

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2026 due to material weaknesses, including insufficient written documentation of internal control policies and insufficient accounting resources. If we fail to remediate these material weaknesses, we may be unable to report our financial results accurately or on a timely basis, which could harm investor confidence and the market price of our common stock.

Our common stock is a “penny stock” and is thinly traded.

Our common stock is quoted on OTC Markets, is subject to the SEC’s “penny stock” rules, and is thinly traded. These factors may make it more difficult for stockholders to sell shares, may increase transaction costs, and may result in significant volatility in our stock price. We can provide no assurance that we will be able to uplist to a national securities exchange.

We do not intend to pay dividends.

We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future. Any return on investment will depend on appreciation, if any, in the market price of our common stock.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “ALDS.” There were 8,212,128 shares of our common stock outstanding as of October 2, 2026, after giving effect to the 1-for-250 reverse stock split effected June 12, 2026.

On June 12, 2026, we effected a 1-for-250 reverse stock split of our common stock. All share and per-share amounts in this Annual Report have been retroactively adjusted to give effect to the reverse split unless otherwise indicated.

Security Holders

As of October 2, 2026, there were 87 holders of record of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities During Fiscal Year 2025

On April 25, 2025, the Company’s subsidiary, Sugar Auto Parts, Inc. entered into three securities purchase agreements with investors, pursuant to which the investors entered into notes in the aggregate original principal amount of $810,000 and 162,000 Warrants to purchase Common Stock of the Company.  On June 13, 2025, the notes converted into 810 shares of Series D Preferred Stock with a stated value of $1,000 per share and convertible into common shares at $5.00 per share, of the parent company, Applife Digital Solutions, Inc.

Just prior to the merger of Applife by SAP, Applife issued 99,106,364 shares of Common Stock of the Company to its respective shareholders bringing the total shares issued to the Applife shareholders of 260,000,000 common shares.  On June 13, 2025, the date of the Merger, the Company issued 1,740,000,000 shares of Common Stock of the Company and 2,500 of Series Preferred C Stock as purchase consideration.

On June 13, 2025, the Company completed the transactions contemplated by the Acquisition Agreement (the “Agreement”) entered into with Sugar Auto Parts, Inc., a Nevada corporation (“Sugar”) on April 25, 2025.  Pursuant to the Agreement, Company acquired all the equity interests in Sugar in exchange for 1,740,000,000 shares of restricted common stock of the Company.  Additionally, just prior to the Merger, the Company issued 4,400 shares of a newly designated class of Series B Preferred Stock to settle existing liabilities. On June 13, 2025, after the Merger, the Company issued an additional 8,455 shares of a Series B Preferred Stock to settle liabilities with a debt holder from the AP4L acquisition (share counts for the Company's preferred stock were not affected by the subsequent 1-for-250 reverse stock split of the Company's common stock, effective June 12, 2026).

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025, and is incorporated by reference herein.

Recent Sales of Unregistered Securities During Fiscal Year 2026

During the fiscal year ended June 30, 2026, we issued the securities described below without registration under the Securities Act of 1933 (the “Securities Act”). Except as otherwise noted, each issuance was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering. Each issuance was made to a single purchaser or a limited number of purchasers, each of whom was an accredited investor or an existing lender, service provider, officer or director with access to information about the Company; no general solicitation or advertising was used; and the securities were issued as restricted securities bearing a restrictive legend. The securities purchase agreements for the convertible notes issued to institutional investors also contemplate reliance on Rule 506(b) of Regulation D. Shares of common stock issued upon conversion of outstanding convertible notes were issued in exchange for those notes in reliance on Section 3(a)(9) of the Securities Act, and no commission or other remuneration was paid for soliciting the exchanges.

Convertible and promissory notes. We issued senior convertible notes to Labrys Fund II, L.P. (August 1, 2025 and November 18, 2025), 104 LLC (November 10, 2025), Bionance LLC (November 10, 2025), Tri-Bridge Ventures LLC (November 20, 2025), ClearThink Capital Partners, LLC (November 25, 2025) and ProActive Capital Partners, L.P. (March 9, 2026), each of which was reported in a Current Report on Form 8-K or in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. On November 20, 2025, we entered into an equity line of credit with C/M Capital Master Fund, LP and issued to it a $150,000 convertible promissory note and a $225,000 convertible commitment note, which were reported in our Current Report on Form 8-K filed November 25, 2025. Between April and June 2026, we also issued promissory notes in an aggregate principal amount of $97,500 to SportsAlert Media, LLC, Eric Newman, Sharon and Ed Wortman, Bruce Russell, Commerce Pundit, Bruce Davenport and Colby Hill, as described in Note 6 to our consolidated financial statements.

Common stock. On November 25, 2025, we issued 11,591 shares of common stock for services valued at $23,180. On March 9, 2026, we issued 80,000 shares of common stock to PCG Advisory, Inc. for investor relations services under an agreement reported in our Current Report on Form 8-K filed March 12, 2026. On May 27, 2026, we issued 45,000 shares of common stock as inducements, consisting of 33,000 shares to the lenders under our related and non-related party promissory notes and 12,000 shares to Michael Hill, our Chief Executive Officer, under the credit card facility described in Item 13. On January 26, 2026 and June 1, 2026, we issued 8,512 and 56,980 shares of common stock, respectively, upon conversion of convertible promissory notes, in reliance on Section 3(a)(9) of the Securities Act.

Preferred stock. On December 8, 2025, pursuant to a resolution of our Board of Directors dated October 5, 2025, we issued 1,300 shares of Series B Preferred Stock, stated value $100 per share, as compensation to current and former officers and directors: 750 shares to Michael Hill, our Chief Executive Officer; 450 shares to Barrett Evans, our Chief Financial Officer; and 100 shares to Michael Wheeler, a former officer. On May 27, 2026, we issued 360 shares of Series B Preferred Stock to Colby Hill, the son of our Chief Executive Officer, under a one-year consulting agreement. No cash consideration was received for these shares.

Rule 10b5-1 Trading Arrangements

During the fiscal year ended June 30, 2026, including the fourth fiscal quarter, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for Year Ended June 30, 2026 and Period January 6, 2025 to June 30, 2025

June 30, 2026
Revenue	$2,297,200
Cost of goods sold	(1,796.910)
Operating expenses	4,878,869
Other income (expenses)	(294,971)
Net loss	$(4,673,550)
June 30, 2025
Revenue	$315,130
Cost of goods sold	(270,891)
Operating expenses	246,137
Other income (expenses)	(795,865)
Net loss	$(997,763)

Revenue

For the year ended June 30, 2026 and period January 6, 2025 to June 30, 2025, we had revenues of $2,297,200 and $315,130, respectively. This growth was primarily driven by the successful completion of key technical enhancements to our ecommerce platform during the quarter. These improvements helped us to significantly broaden our product inventory selection, making a wider array of high-demand items available to customers. At the same time, we accelerated our media and marketing initiatives, leveraging expanded reach and more targeted campaigns to drive higher traffic and conversion rates. Together, these strategic advancements directly contributed to the uplift in sales volume and overall revenue performance. Costs of sales were $1,796,910 and $270,891, respectively, which were approximately 78% and 86% of revenue. Gross margin was $500,290 and $44,239, respectively.

Operating Expenses

For the year ended June 30, 2026 and period January 6, 2025 to June 30, 2025, we had operating expenses of $4,878,869 and $246,137, respectively. This expense was primarily attributable to payments to contractors, employees and other operating expenses, including marketing and advertising and impairment of goodwill in the amount of $2,697,728.

Other Income (Expenses)

For the year ended June 30, 2026, other expenses include finance expense of $532,115, amortization of debt discounts on Series B Preferred Stock, convertible promissory notes and promissory notes to related and non-related parties of $707,755, other expenses of $17,621, a loss on disposal of fixed assets of $1,000, extinguishment loss of $12,013, offset by other income which is the change in the fair value of the derivative liabilities of $967,333. For the period ended January 6, 2025 to June 30, 2025, a majority of the other expenses represent $803,589 in financing expenses.

Net loss

We reported a net loss of $4,673,550 and $997,763 for the year ended June 30, 2026 and period January 6, 2025 to June 30, 2025.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has revenue generating operations and has an accumulated deficit of $8,295,331 as of June 30, 2026. In addition, there is a working capital deficiency of approximately $4,012,622 and a stockholder’s deficiency of $5,258,043 as of June 30, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity and debt financing to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

Our cash balance was $21,725 on June 30, 2026. We recorded a net loss of $4,673,550 and $997,763 for the year ended June 30, 2026 and period January 6, 2025 to June 30, 2025. We expect our expenses will continue to increase with the exception of the impairment of goodwill during the foreseeable future as a result of increased operations and the development of our business operations. Consequently, we are dependent on the proceeds raised in the convertible notes from related and non-related parties of which generated $663,320 in cash, as well as the ELOC entered into during the year ended June 30, 2026 to continue to fund our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

∙Curtail the development of our business,

∙Seek strategic partnerships that may force us to relinquish significant rights to our business, or

∙Explore potential mergers or sales of significant assets of our Company.

Working Capital Deficit

June 30, 2026
Current assets	$68,327
Current liabilities	4,080,949
Working capital (deficit)	$(4,012,622)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. We expect to require additional capital, and we will have to issue debt or equity principally through the ELOC or enter into a strategic arrangement with a third party. The current liabilities of $4,080,949 include $1,635,651 of assumed liabilities, $665,017 of derivative liabilities, and $804,751 in convertible promissory notes and promissory notes from related and non-related parties, net of discounts. In addition, accounts payable and accrued expenses of $379,107 have been increasing as amounts owed to consultants and vendors go unpaid due to cash flow shortages.

As of the date of this report, we are in default under the convertible promissory note issued to Labrys Fund II, L.P. on August 1, 2025, the two convertible promissory notes issued to C/M Capital Master Fund, LP that matured on August 20, 2026, and the credit card facility provided by our Chief Executive Officer. We do not have the cash to repay these obligations and are seeking extensions, waivers or other resolutions with these lenders. See “Risk Factors” and Notes 6, 11 and 13 to the consolidated financial statements.

Cash Flows

June 30, 2026
Net Cash Used in Operating Activities	$(752,992)
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	663,320
Net Decrease in Cash	$(89,672)

June 30, 2025
Net Cash Used in Operating Activities	$(159,964)
Net Cash Used in Investing Activities	(185,000)
Net Cash Provided by Financing Activities	456,361
Net Increase in Cash	$111,397

Operating Activities

During the year ended June 30, 2026, cash used in the Company’s operating activities amounted to $752,992, which mainly consisted of the Company’s net loss amounting to $4,673,550. This amount was adjusted by noncash items in 2026 of financing expense of $532,115, an impairment of goodwill of $2,697,728 and a decrease from change in fair value of derivative liabilities of $967,333, and common and preferred shares issued for services of $269,265. Changes in assets and liabilities include an increase in prepaid expenses and other assets, decrease in inventories, increases in accounts payable and accrued expenses, and decrease in other liabilities of $684,802.

During the period January 6, 2025 to June 30, 2025, cash used in the Company’s operating activities amounted to $159,964, which mainly consisted of the Company’s net loss amounting to $997,763. This amount was adjusted by noncash items in 2025 of financing expense of $803,589 and an increase in accounts payable and accrued expenses, and decrease in other liabilities of $41,934.

Investing Activities

During the year ended June 30, 2026 and period January 6, 2025 to June 30, 2025, the Company used $0 and $185,000 in cash for investing activities.

Financing Activities

During the year ended June 30, 2026 and period January 6, 2025 to June 30, 2025, the Company received $663,320 and $600,000 in proceeds from the issuance of convertible promissory notes from related and non-related parties in 2026 and promissory notes in 2025.

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

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with FASB ASC 718, Compensation – Stock Compensation (“ASC 718”). Following the Company's adoption of ASU 2018-07, awards to non-employees are measured and accounted for using the same model applied to employee awards, generally at grant-date fair value.

Derivative Liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As of June 30, 2026, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the warrant liability and the conversion feature bifurcated from our convertible notes. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

ITEM 8.  Financial Statements

Applife Digital Solutions, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of APPLife Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of APPLife Digital Solutions, Inc. and subsidiaries (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2026 and the period from January 6, 2025 (Inception) to June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the year ended June 30, 2026, and the period from Inception through June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
PCAOB ID 587
Houston, Texas
October 8, 2026

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025

ASSETS
Current assets
Cash	$21,725	$111,397
Inventory	5,117	5,135
Prepaid expenses	40,000	-
Operating lease and right of use asset	1,485	18,201
Total current assets	68,327	134,733

Other assets	500	-
Goodwill	-	2,696,018
Furniture and equipment	-	1,000
Domain list	1,000	1,000
Total assets	$69,827	$2,832,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$379,107	$40,513
Accounts payable and accrued expenses – related parties	444,938	-
Operating lease liability	1,485	18,201
Due to Applife Holdings	150,000	150,000
Derivative liabilities	665,017	802,589
Promissory notes – non-related parties	39,750	-
Promissory notes – related parties	38,901	-
Convertible promissory notes, net of discounts	726,100	-
Other liabilities	1,635,651	1,679,514
Total current liabilities	4,080,949	2,690,817

Convertible preferred stock liability – Series B preferred stock, $0.001 par value per share, 20,000 shares authorized and 14,515 and 12,855 shares issued and outstanding as of June 30, 2026 and 2025, respectively; stated value of $1,451,500 and $1,285,500 as of June 30, 2026 and 2025	1,246,921	953,712
Total liabilities	5,327,870	3,644,529

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred Stock Series C of $0.001 par value - Authorized: 2,500 shares as of June 30, 2026 and 2025; Issued and Outstanding: 2,500 shares as of June 30, 2026 and 2025	3	3
Preferred Stock Series D of $0.001 par value - Authorized: 10,000 shares as of June 30, 2026 and 2025; Issued and Outstanding: 810 shares as of June 30, 2026 and 2025; Liquidation preference of $810,000	1	1
Common Stock of $0.001 par value – Authorized: 20,000,000 and 5,000,000,000 shares as of June 30, 2026 and 2025, Issued and outstanding: 8,202,083 and 8,000,000 shares as of June 30, 2026 and 2025	8,202	8,000
Additional Paid in Capital	3,029,082	2,801,999
Accumulated (deficit)	(8,295,331)	(3,621,781)
Total stockholders’ deficit	(5,258,043)	(811,778)
Total liabilities and stockholders’ deficit	$69,827	$2,832,751

The accompanying notes are an integral part of these consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2026	Period January 6, 2025 to June 30, 2025

Revenue	$2,297,200	$315,130
Cost of goods sold	(1,796,910)	(270,891)
Gross profit	500,290	44,239

Operating expenses	2,181,141	246,137
Impairment of goodwill	2,697,728	-
Total operating expenses	4,878,869	246,137

Loss from operations	(4,378,579)	(201,898)

Other income (expense)
Finance expense	(532,115)	(803,589)
Amortization of debt discounts	(707,755)	-
Change in fair value of Derivative Liability	967,333	-
Gain (loss) on extinguishment of debt	(12,013)	7,724
Loss on Disposal of Fixed Asset	(1,000)	-
Gain on sale	8,200	-
Other Expense	(17,621)	-
Total Other Expenses	(294,971)	(795,865)

Net loss before provision for income taxes	$(4,673,550)	$(997,763)

Provision for income taxes	-	-

Net (loss)	$(4,673,550)	$(997,763)

Weighted-average common shares outstanding	8,043,334	8,000,000
Loss per share	$(0.58)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Series C Preferred Shares		Series D Preferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Share	Amount	Share	Amount	Capital	Deficit	Total
Balance, January 6, 2025 (Inception)	2,000,000	2,000					498,000	(500,000)	-
Shares issued related to acquisition of AP4L	4,960,000	4,960	2,500	3			1,235,040	(1,240,003)	-
Reverse re-capitalization	1,040,000	1,040			-		258,960	(884,015)	(624,015)
Conversion of promissory notes into Series D Preferred stock	-	-	-	-	810	1	809,999	-	810,000
Net loss	-	-	-	-	-	-	-	(997,763)	(997,763)
Balance, June 30, 2025	8,000,000	$8,000	2,500	$3	810	$1	$2,801,999	(3,621,781)	(811,778)
Shares issued related to commissions on convertible notes payable	11,591	12	-	-	-	-	23,168	-	23,180
Shares issued in conversion of convertible notes payable	65,492	65	-	-	-	-	55,523	-	55,588
Shares issued for consulting services	80,000	80	-	-	-	-	103,920	-	104,000
Shares issued as inducement to enter into convertible notes	45,000	45	-	-	-	-	35,955	-	36,000
Derivative liability converted to additional paid in capital	-	-	-	-	-	-	8,517	-	8,517
Net loss	-	-	-	-	-	-	-	(4,673,550)	(4,673,550)
Balance, June 30, 2026	8,202,083	$8,202	2,500	$3	810	$1	$3,029,082	(8,295,331)	(5,258,043)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2026	For the Period January 6, 2025 to June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,673,550)	$(997,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expense	532,115	803,589
Goodwill impairment	2,697,728	-
Amortization of debt discounts	707,755	-
Professional fees incurred on convertible promissory notes	40,810	-
Common and preferred stock issued for services	269,265	-
Change in fair value of derivative liabilities	(967,333)	-
Loss on extinguishment of debt	12,013	(7,724)
Loss on disposal of fixed asset	1,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(40,500)	-
Inventories	18	-
Accounts payable and accrued expenses	277,023	41,934
Accounts payable and accrued expenses – related parties	436,237	-
Other liabilities	(45,573)	-
Net cash (used) in operating activities	(752,992)	(159,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to purchase AP4L	-	(35,000)
Purchase consideration – Applife Digital Solutions	-	(150,000)

Net cash (used) in investing activities	-	(185,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	-	600,000
Payments on other liabilities	-	(143,639)
Proceeds from related party advances	27,500	-
Proceeds from promissory notes – related parties	20,000	-
Proceeds from promissory notes – non-related parties	50,000	-
Proceeds from convertible promissory notes	565,820	-
Net cash provided from financing activities	663,320	456,361

Net (decrease) increase in cash and cash equivalents	(89,672)	111,397
Cash and cash equivalents, beginning of period	111,397	-
Cash and cash equivalents, end of period	$21,725	$111,397

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Acquisition of AP4L	$-	$2,696,018
Issuance of Series B Preferred Stock to settle debt	$-	$845,000
Effect of reverse capitalization	$-	$624,015
Conversion of convertible debt into Preferred Series D	$-	$810,000
Issuance of warrants with convertible debt	$-	$802,589
Derivative liabilities converted to additional paid in capital	$8,517	$-
Reclassification of related party advances to convertible promissory notes – related parties	$47,500	$-
Shares issued in conversion of convertible promissory notes	$55,588	$-
Derivative liabilities recorded as debt discount on convertible promissory notes	$728,842	$-

The accompanying notes are an integral part of these consolidated financial statements.

APPLIFE DIGITAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 13, 2025, the Company completed its acquisition of SAP (the “Merger”). In accordance with ASC 805 Business Combinations (“ASC 805”) the transaction was treated as a reverse acquisition for financial reporting purposes, with Applife treated as the legal acquirer and SAP treated as the accounting acquirer. The Company remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of the Company, which covers periods prior to the closing date of the Merger, reflects the assets, liabilities, and results of operations for SAP and does not reflect the assets, liabilities and results of operations of the Company for the periods prior to June 13, 2025 (Note 2 – Business Combinations). SAP conducted no business until April 2025. All goodwill recognized in this transaction has been impaired in the year ended June 30, 2026.

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

On January 26, 2026, the Company received a Notice of Effectiveness for its S-1 registration.

On May 22, 2026, the Board of Directors (the “Board”) of APPlife Digital Solutions, Inc. (the “Company”) approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one-for-two hundred fifty (1-for-250) (the “Reverse Stock Split”). The Reverse Stock Split was authorized by the written consent, dated March 14, 2025, of the holder of a majority of the voting power of the Company’s outstanding stock, which authorized the Board to effect a reverse stock split at a ratio ranging from 1-for-100 up to 1-for-1,000, with the final ratio to be determined by the Board. The Company filed a definitive information statement on Schedule 14C describing that action with the Securities and Exchange Commission on April 28, 2025, for delivery to stockholders of record as of April 10, 2025.

To effect the Reverse Stock Split, the Company filed a Certificate of Change pursuant to NRS 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada on June 3, 2026, which also effected a proportionate reduction in the number of authorized shares of common stock from 5,000,000,000 shares to 20,000,000 shares. The Reverse Stock Split became effective at 12:01 a.m. on June 12, 2026 (the “Effective Time”).

At the Effective Time, every two hundred fifty (250) shares of the Company’s issued and outstanding common stock will be automatically combined and converted into one (1) share of common stock. The Reverse Stock Split did not affect the number of authorized shares of preferred stock, the par value of the common stock, or the rights of stockholders, except for adjustments that result from the treatment of fractional shares described below.

No fractional shares were issued in connection with the Reverse Stock Split. Any stockholder who would otherwise be entitled to receive a fractional share of common stock as a result of the Reverse Stock Split instead received one (1) whole share of common stock in lieu thereof (i.e., fractional shares were rounded up to the next whole share).

The Reverse Stock Split applies to the shares of common stock issuable upon the exercise of the Company’s outstanding warrants and stock options, with proportionate adjustments made to the exercise prices thereof in accordance with their terms.

All common share and per share figures have been retroactively restated to account for this reverse split.

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

The Company maintains its cash and cash equivalents at financial institutions in the United States, which may, at times, exceed federally insured limits or similar limits in foreign jurisdictions. On June 30, 2026, the Company’s cash balance did not exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Income Taxes

To address accounting for uncertainty in tax positions, the Company clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company also provides guidance on de-recognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition.

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended June 30, 2026 and 2025. The Company did not have any deferred tax liability or asset on its balance sheets as of June 30, 2026 and 2025.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended June 30, 2026 and 2025, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with FASB ASC 718, Compensation – Stock Compensation (“ASC 718”). Following the Company's adoption of ASU

2018-07, awards to non-employees are measured and accounted for using the same model applied to employee awards, generally at grant-date fair value.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include the conversion of convertible preferred stock, convertible notes and warrants. Diluted net loss per common share is the same as basic net loss per common share for each period presented because the effect of all potentially dilutive securities would be anti-dilutive as a result of the Company's net loss. Potentially dilutive securities excluded from the calculation of diluted net loss per share include the Series B Preferred Stock, convertible into approximately 707,500 common shares, the Series C Preferred Stock, convertible into approximately 2,911,200 common shares, and the Series D Preferred Stock, convertible into 162,000 common shares, in each case as of June 30, 2026. There were also 162,000 potentially dilutive securities for the warrants and 1,269,095 for the convertible notes for the year ended June 30, 2026.

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

Derivative Liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As of June 30, 2026, we used the Black-Scholes-Merton (BSM) model to estimate the fair value of the warrant liability and the conversion feature bifurcated from our convertible notes. Key assumptions of the BSM model include the market price of our stock, the conversion price of the debt, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

For the year ended June 30, 2026, the Company recorded $2,697,728 in goodwill impairment charges.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 as of July 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB also issued Accounting Standards Update 2024-04 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments are effective for the Company beginning with its fiscal year ending June 30, 2027. The Company is evaluating the amendments and does not expect their adoption to have a material impact on its consolidated financial statements.

Note 2 – Business Combinations

Acquisition of AP4L ABC, LLC

On April 30, 2025, SAP acquired certain of the assets of AP4L ABC, LLC (“AP4L”), including intellectual property, domain names, the AP4L website, and certain supplier relationships. The acquisition was structured as an asset purchase and was intended to support SAP’s ecommerce operations through its ecommerce platform. The following is a summary of the transaction:

Assets acquired

Inventory	$5,135
Furniture and equipment	1,000
Domain list	1,000
7,135

Cash paid	$35,000
Other items, net (see below)	50,000
Liabilities assumed	2,619,863
2,704,863

Goodwill acquired	$2,697,728

The Company issued common shares and Series C preferred stock to certain parties related to the AP4L transaction. Other items, net and liabilities assumed together represent the $2,694,863 of liabilities assumed under the April 30, 2025 Bill of Sale, reduced by $26,710 of SAP’s pre-acquisition equity that was applied against the purchase price at the acquisition date, and increased by the $1,710 measurement-period adjustment described below. Goodwill of $2,696,018 was recorded at June 30, 2025. During the year ended June 30, 2026 the Company recorded a measurement-period adjustment of $1,710, increasing the carrying amount of goodwill to $2,697,728. All of the goodwill recognized in the above transaction has been impaired in the year ended June 30, 2026.

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

As consideration, 6,960,000 shares of Applife’s common stock and 2,500 shares of Applife’s Series C Preferred Stock were issued by Applife to the shareholder of SAP. SAP also agreed to pay Applife Holdings an initial payment of $150,000 due upon closing of the acquisition agreement and a second payment of $150,000 due within ninety-five (95) days of closing. The $150,000 payable is included in due to Applife Holdings on the consolidated balance sheet as of June 30, 2026.

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

The following is a summary of the Applife balance sheet prior to the reverse merger:

Recapitalization
Prepaids	$5,000
Total assets	$5,000

Accounts payable and accrued expenses	$5,000
Series B preferred stock, 4,400 shares, stated value of $440,000	326,434
Total liabilities	331,434

Applife equity at June 13, 2025; 1,040,000 shares of common stock	(326,434)
Total liabilities and equity	$5,000

The following table reconciles the elements of the Merger to the Statements of Shareholders' Equity (Deficit) after the reverse merger:

Recapitalization
Recognition of Applife equity	$(326,434)
Less: transactions costs allocated to SAP equity	(300,000)
Effect of Merger, net of transaction costs	$(626,434)

The following table details the number of shares of Common Stock issued immediately following the consummation of the merger:

Number of Shares
Common Stock owned by Applife’s Pre-Merger shareholders	1,040,000
Common Stock consideration issued to SAP due to Merger	6,960,000
Total outstanding shares of Common Stock immediately after the Merger	8,000,000

The following table details the number of shares of Series B Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series B Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series B Preferred Stock consideration issued due to Merger	4,400
Total outstanding shares of Series B Preferred Stock immediately after the Merger	4,400

An additional 8,455 shares of Series B Preferred stock were issued in exchange for an assumed liability.

The following table details the number of shares of Series C Preferred Stock issued immediately following the consummation of the Merger:

Number of Shares
Series C Preferred Stock owned by Applife’s Pre-Merger shareholders	-
Series C Preferred Stock consideration issued due to Merger	2,500
Total outstanding shares of Series C Preferred Stock immediately after the Merger	2,500

Note 3 – Commitments and Contingencies

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims on June 30, 2026.

Note 4 – Other Liabilities

Debt related to the assumed liabilities consisted of the following:

	June 30, 2026	June 30, 2025
Former SAP creditors – Credit facilities*	$47,975	$47,975
Mammoth Crest Capital*	910,000	910,000
Credit cards	78,811	79,839
Chris Davenport *	104,398	133,496
Vendor payables	494,467	508,204
Total	$1,635,651	$1,679,514

*Related parties as common shares have been issued to the creditors

Note 5 – Series B Preferred Stock

On June 13, 2025, the Company issued Series B preferred stock to certain vendors of the Company prior to the Reverse Acquisition and for the Conversion of Convertible notes payable. Under the terms of the Series B Preferred stock, the Company issued 4,400 shares to former vendors and creditors of ALDS and 8,455 shares of Series B preferred stock upon the conversion of $845,500 of assumed liabilities from the acquisition of AP4L. Each share of the Series B Preferred Stock has a stated value of $100 per share and is convertible into shares of Common Stock at a conversion price equal to the market price of the common stock on the date of conversion based upon the previous day’s closing price of the common stock of the Company. The Series B Preferred Stock is not subject to any mandatory redemption or other similar provisions. Convertible preferred stock that is settled with a variable number of shares that have a value solely or predominantly based (at inception) on a fixed monetary amount are considered share settled debt and are accounted for as liabilities pursuant to ASC 480. The Series B preferred stock was recorded at its fair value which was based on a third-party valuation. For the year ended June 30, 2026, the total amortized amount related to the debt discount was $153,320. As of June 30, 2026, the remaining unamortized debt discount reducing the principal balance was $178,468. The discount will be recognized as interest expense in the future. The following is a summary of the Series B preferred stock as of June 30, 2026.

June 30, 2026
Series B Preferred stock - 12,855 shares	$1,285,500
Discount	(178,468)
Total	$1,107,032

On December 8, 2025, the Company issued an additional 1,300 shares of Series B Preferred Stock under the same terms as the June 13, 2025 issuance to their directors as a bonus for filing the Form S-1. Amortization of the discount commenced January 1, 2026. For the period ended June 30, 2026, the total amortized amount related to the debt discount was $7,404. As of June 30, 2026, the remaining unamortized debt discount reducing the principal balance was $26,111. The discount will be recognized as interest expense in the future. The following is a summary of the Series B preferred stock as of June 30, 2026.

June 30, 2026
Series B Preferred stock – 1,300 shares	$130,000
Discount	(26,111)
Total	$103,889

On May 27, 2026, the Company issued 360 shares of Series B Preferred Stock for consulting services valued at $36,000. This amount was fully recorded at issuance and there is no discount associated with this.

The carrying amount of the Series B preferred stock as of June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
Series B Preferred stock - 14,515 and 12,855, respectively	$1,451,500	$1,285,500
Discount	(204,579)	(331,788)
Total	$1,246,921	$953,712

The Company amortized $160,724 in discount related to the Series B preferred stock for the year ended June 30, 2026.

Note 6 – Debt

Convertible Notes Payable

The Company entered into convertible notes payable as follows as of June 30, 2026. The chart below does not include convertible notes payable that were converted prior to July 1, 2025.

		June 30, 2026

Convertible note entered into August 1, 2025 due August 1, 2026; One-time interest charge of $22,440 (12%) added to principal at inception. OID of $20,000 on this convertible note. Note is in default as the Company failed to make their required payment and recorded an additional discount of $148,729 on January 30, 2026.		$209,440

Convertible note entered into November 10, 2025 due November 10, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(a)	67,200

Convertible note entered into November 10, 2025 due November 10, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(b)	67,200

Convertible note entered into November 18, 2025 due November 18, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(c)	58,948

Convertible note entered into November 20, 2025 due November 20, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(d)	67,200

Convertible note entered into November 20, 2025 due August 20, 2026 at 5% interest per annum. OID and debt discount of $85,165 on this convertible note. This note is in default as of the date of this report.	(e)	150,000

Convertible note entered into November 20, 2025 due August 20, 2026 at 8% interest per annum on the Equity Line of Credit. OID and debt discount of $127,748 on this convertible note. This note is in default as of the date of this report.	(f)	225,000

Convertible note entered into November 25, 2025 due November 25, 2026; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(g)	42,200

Convertible note entered into March 9, 2026 due March 9, 2027; One-time interest charge of $7,200 (12%) added to principal at inception. OID and debt discount of $67,200 on this convertible note.	(h)	67,200

Total		954,388
Less: Discounts		(228,288)
Current portion of convertible promissory notes		$726,100

Promissory Notes – Non-related Parties

The Company entered into promissory notes with non-related parties as follows as of June 30, 2026.

		June 30, 2026

Promissory note entered into April 21, 2026 due earlier of October 21, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(j)	5,000

Promissory note entered into April 22, 2026 due earlier of October 22, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(k)	25,000

Promissory note entered into May 27, 2026 due earlier of November 27, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(n)	10,000

Promissory note entered into June 5, 2026 due earlier of December 5, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(o)	10,000

Total		$50,000
Less: Discounts		(10,250)
Current portion of promissory notes – non-related parties		$39,750

Promissory Notes – Related Parties

The Company entered into promissory notes with related parties as follows as of June 30, 2026.

		June 30, 2026
Promissory note entered into April 10, 2026 due earlier of October 10, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(i)	27,500

Promissory note entered into May 19, 2026 due earlier of November 19, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(l)	10,000

Promissory note entered into May 19, 2026 due earlier of November 19, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(m)	5,000

Promissory note entered into June 25, 2026 due earlier of December 25, 2026 and the Company’s issuance of $1,000,000 in the sale of debt or equity to one or more investors who are not Affiliates, officers or directors. Interest will accrue at 10% per annum.	(p)	5,000

Total		$47,500
Less: Discounts		(8,599)
Current portion of promissory notes –related parties		$38,901

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

The debt discount was amortized to interest expense which brought the carrying amount of the convertible notes to $600,000. The total interest expense was $802,589. The debt was converted into 810 shares of Series D Preferred stock with a stated value of $1,000 per share. The Series D preferred stock was valued at $810,000 using Black Scholes. This resulted in a loss on extinguishment of debt of $210,000.

Subsequent to July 1, 2025

Convertible Promissory Notes

On August 1, 2025, the Company entered into a twelve-month promissory note in the principal amount of $187,000 with an investor. The note contained a one-time interest charge of $22,440 (12%) which was added to the face amount of the note. The note is convertible into common stock at an original 25% discount to the average of the five trading day period immediately preceding the conversion date. The note is not convertible until the earlier of (i) an Event of Default; or (b) the date the Company fails to pay any Amortization payment (as defined in the Note) which commences January 30, 2026 and runs through the maturity date. The conversion price has now been updated as the Company had subsequent note issuances that contain a conversion price lower than the original conversion price contained in this note. The Company failed to make their required Amortization payment which triggered a default. As a result the Company recorded an additional discount of $148,729 which is reflected as a derivative liability. The Company is in default of this note effective January 30, 2026 and is required to recognize default interest at 15% per annum as a result and recorded an additional $13,090 in accrued interest through June 30, 2026.

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

On November 18, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $7,280 in transaction costs and legal fees were netted from the proceeds received by the Company. On January 26, 2026, the investor converted $8,252 of principal of this convertible note, together with a $1,750 conversion fee, into 8,512 shares of common stock.

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

On November 20, 2025, the Company entered into a nine-month promissory note in the principal amount of $150,000 with an investor. The note bears interest at a rate of 5%. The note is convertible into common stock at any time after the issuance date at a conversion price of $0.01 per share. The note is subject to an adjustment of this conversion price based on subsequent sales. Should a conversion price be lower, then the conversion price will be adjusted accordingly. On November 25, 2025 the conversion price changed to $0.008. A $25,000 charge for legal fees was netted from the proceeds received by the Company. On August 20, 2026, this note was in default.

On November 20, 2025, the Company entered into a nine-month promissory note in the principal amount of $225,000 with an investor in connection with an Equity Line of Credit Agreement entered into between the Company and the investor. The note bears interest at a rate of 8%. The note is convertible into common stock at any time after the issuance date at a conversion price of $0.01 per share. The note is subject to an adjustment of this conversion price based on subsequent sales. Should a conversion price be lower, then the conversion price will be adjusted accordingly. On November 25, 2025 the conversion price changed to $0.008. The entire note balance of $225,000 for transaction costs was netted from the proceeds received by the Company. See below for additional disclosure on the Equity Line of Credit. On August 20, 2026, this note was in default.

On November 25, 2025, the Company entered into a twelve-month promissory note in the principal amount of $60,000 with an investor. The note contained a one-time interest charge of $7,200 (12%) which was added to the face amount of the note. The note is convertible into common stock at any time after the issuance date at a 35% discount multiplied by the lowest trading price of the common stock during the ten trading day period preceding the conversion date. A total of $3,780 in transaction costs fees were netted from the proceeds received by the Company. In June 2026, the investor converted $25,000 of this convertible note.

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

Promissory Notes – Non-related Parties

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

On May 27, 2026, the Company entered into a Promissory Note with an individual in the amount of $10,000 with a maturity date of the earlier of (i) November 27, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $10,000 note. Interest shall accrue at 10% per annum on this note.

On June 5, 2026, the Company entered into a Promissory Note with an individual in the amount of $10,000 with a maturity date of the earlier of (i) December 5, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $10,000 note. Interest shall accrue at 10% per annum on this note.

Promissory Notes – Related Parties

On April 10, 2026, the Company entered into a Promissory Note with an individual in the amount of $27,500 with a maturity date of the earlier of (i) October 10, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $27,500 note. Interest shall accrue at 10% per annum on this note. This investor had made advances to the Company and then converted those advances on April 10, 2026 into a formalized note agreement.

On May 19, 2026, the Company entered into a Promissory Note with an individual in the amount of $10,000 with a maturity date of the earlier of (i) November 19, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $5,000 note. Interest shall accrue at 10% per annum on this note.

On May 19, 2026, the Company entered into a Promissory Note with an individual in the amount of $5,000 with a maturity date of the earlier of (i) November 19, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $5,000 note. Interest shall accrue at 10% per annum on this note.

On June 25, 2026, the Company entered into a Promissory Note with an individual in the amount of $5,000 with a maturity date of the earlier of (i) December 25, 2026 and (ii) the Company’s issuance or sale of debt or equity to one or more investors who are not Affiliates, officers, directors, employees or existing shareholders of the Company in one transaction or a series of related transactions, in a priced equity financing round with a fixed pre-money valuation, where the Company receives aggregate proceeds of at least $1,000,000 excluding the amount of principal and accrued interest under the $5,000 note. Interest shall accrue at 10% per annum on this note.

The Company recognized $28,680 in discounts on the related and non-related party promissory notes for the 33,000 common shares issued and 6,000 accrued common shares that were for inducements provided to the lenders for entering into these notes under ASC 470-20. There was $9,831 recorded as amortization for this discount in the year ended June 30, 2026.

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

Interest Expense and Amortization of Discounts

In connection with the aforementioned convertible notes, promissory notes – non-related parties and promissory notes - related parties, the Company in the year ended recorded $532,115 in finance expense. As of June 30, 2026 there is $39,059 in accrued interest.  The finance expense consisted of the following:

A summary of the finance expense is as follows:

Origination fee on ELOC	$225,000
Derivative expense	136,861
Interest expense and other	170,254
Balance at June 30, 2026	$532,115

For the year ended June 30, 2026, the Company recorded $547,031 in amortization of discount associated with these convertible notes payable, and promissory notes for related and non-related parties. The unamortized discount as of June 30, 2026 is $247,137.  The Company also amortized $160,724 in discount on Series B preferred stock for a total amortization expense of $707,755.

Note 7 – Derivative Liabilities

Warrants Granted in June 13, 2025 Note Offering

The Company evaluated the Warrants in accordance with the guidance at ASC 480 and ASC 815-40 and determined that the Warrants are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The measurement of fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.02, exercise price of $0.02, term of three years, volatility of 138.79 – 545.82%, risk-free rate of 3.48 - 3.92%, and expected dividend rate of 0%).

A roll forward of the derivative liability is as follows:

Balance at June 30, 2025	$802,589
Change in fair value of derivative liability	(790,451)
Balance at June 30, 2026	$12,138

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

Convertible Notes Issued Subsequent to July 1, 2025

The Company evaluated the terms of the Convertible Note issued subsequent to July 1, 2025 in accordance with the guidance at ASC 815-40 and determined that each of the notes met the criteria necessary for bifurcation and the conversion option was reclassified to derivative liability as follows:

Derivative Liability at Inception	$865,703
Change in fair value of derivative liability	(176,882)
Conversions of debt	(35,942)
Balance at June 30, 2026	$652,879

As of June 30, 2026 the balance in derivative liabilities is $665,017 as follows:

A roll forward of the derivative liability is as follows:

Balance at June 30, 2025	$802,589
New additions	865,703
Conversions of debt	(35,942)
Change in fair value of derivative liability	(967,333)
Balance at June 30, 2026	$665,017

Note 8 – Equity

Capitalization

The Company is authorized to issue a total of 20,000,000 shares of Common Stock, and 10,000,000 of Preferred Stock, 15,000 shares of Series A Preferred Stock, 20,000 shares of Series B Preferred Stock, 2,500 shares of Series C Preferred Stock, and 10,000 shares of Series D Preferred Stock.

Common Stock

The Company is authorized to issue up to 20,000,000 shares of Common Stock and has 8,202,083 shares of Common Stock outstanding as of June 30, 2026. On November 25, 2025, the Company issued 11,591 shares of Common Stock for services valued at $23,180. On January 26, 2026, the Company issued 8,512 shares of common stock in conversion of $10,003 in convertible promissory notes. On March 9, 2026, the Company issued 80,000 shares of common stock for services to be rendered over a period of 6 months, valued at $104,000. The value was recorded as a prepaid expense and is being recognized as consulting expense over the service period; $64,000 was expensed in the year ended June 30, 2026 and $40,000 is included in prepaid expenses at June 30, 2026. On May 27, 2026, the Company issued 45,000 shares valued at $36,000 ($0.80 per share) as inducements: 33,000 shares ($26,400) to the lenders under the related and non-related party promissory notes, which were recorded as a debt discount under ASC 470-20 and are being amortized over the terms of the notes (see Note 6), and 12,000 shares ($9,600) to the Company’s Chief Executive Officer under the credit card facility, which were recorded as interest expense (see Note 11). On June 1, 2026, the Company issued 56,980 shares of common stock in conversion of $45,585 in convertible promissory notes. There was a 38 share adjustment due to the reverse split.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock.

Series A Convertible Preferred Stock

The Series A, par value $0.001 has 15,000 shares authorized, and 0 are issued and outstanding at June 30, 2026. The holders of the Series A are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The Series A Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series A Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series A Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent.

The conversion rate in effect at any time for conversion of the Series A Stock shall be the product obtained by dividing the number of shares of Series A Stock by the closing share price on the date of conversion and multiplying that number by four hundred (400). There were 15,000 Series A shares that were converted into 6,000,000 common shares.

Series B Convertible Preferred Stock

The Series B, par value $0.001, has 20,000 shares authorized, and 14,515 are issued and outstanding at June 30, 2026. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The Series B Stock shall vote equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series B Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. The conversion rate in effect at any time for conversion of the Series B Stock shall be the product of one share of Series B shall convert into $100 of common stock on the date of conversion based upon the previous day’s closing price of the common stock of the Company.

Series C Convertible Preferred Stock

The Series C, par value $0.001, has 2,500 shares authorized, issued and outstanding at June 30, 2026. The holders of the Series B, in a liquidation, are entitled to participate with the common stock on an as converted basis. The holders of Series C shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty-five percent (25%) of the number of votes to which the holders of other securities of the Company are entitled as of such dates. The conversion of the Series C Stock shall be the product obtained by multiplying .0001 (or 0.01%) by the aggregate number of the Company's Common Stock, on a fully diluted basis, at the time of the Conversion. Because the conversion formula is expressed as a percentage of the Company’s Common Stock on a fully diluted basis rather than as a fixed number of shares, the Reverse Stock Split did not change the conversion terms of the Series C Stock. The Series C is subject to automatically convert into common stock in the event of a Qualified Financing as defined.

Series D Convertible Preferred Stock

The Series D, par value $0.001, has 10,000 shares authorized, and 810 issued and outstanding at June 30, 2026. The Series D shares have a stated value of $1,000 per share. The Holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders, before any amount shall be paid to the holders of any of shares of Junior Stock, but pari passu with any parity Stock then outstanding, an amount per Preferred Share equal to the sum of (i) the Black Scholes Value with respect to the outstanding portion of all Warrants held by such Holder as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount of such Preferred Share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment, provided that if the liquidation funds are insufficient to pay the full amount due to the Holders and holders of shares of parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the liquidation funds equal to the full amount of liquidation funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of liquidation funds payable to all holders of Preferred Shares and all holders of shares of Parity Stock.  The Holders of the Series D will be limited as to their number of votes not to exceed 4.99% of the shares of Common Stock outstanding at the time of any vote. The number of Conversion Shares issuable upon conversion of any Preferred Share shall be determined by dividing (x) the conversion amount of such Preferred Share by (y) the Conversion Price. The initial Conversion Price was set at $10.00, but has been adjusted to $5.00, subject to adjustment as provided in the Certificate of Designation.

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

Note 9 – Leases

The Company leases approximately 1,275 square feet of office space located at 4580 North Rancho, Unit 110, Las Vegas, Nevada, from the Sergio and Cheryl Salzano Family Trust under a commercial lease agreement dated August 1, 2023. The lease has an initial term of three years, expiring July 31, 2026, and provides for a fixed monthly rental payment of $1,500, with an option to renew for one additional 12-month term through July 31, 2027. As the initial lease term exceeded twelve months, the Company accounts for this lease as an operating lease under ASC 842, Leases, and has recognized a corresponding right-of-use asset and lease liability.

On June 13, 2025, the Company also entered into a separate month-to-month operating lease for its other office space that commenced on the same date with EMC2 Capital, a related party. The lease renews automatically on a month-to-month basis and provides for a fixed monthly rental payment of $500. In accordance with ASC 842, Leases, this arrangement is accounted for as a short-term lease. Accordingly, no right-of-use asset or lease liability is recognized for this lease, and the monthly rent is expensed as incurred. The operating lease right-of-use asset and lease liability on the consolidated balance sheet relate solely to the Las Vegas lease described above.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.08 years, with a weighted-average discount rate of 12%.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2026:

Year ending June 30, 2027	$1,500
Less: Imputed interest	(15)
Present value of operating lease liabilities	$1,485

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

Note 11 – Related Party Transactions

Promissory Note Payable

See note 6 for the promissory notes entered into with related parties.

Credit Card Facility Provided by the CEO

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

The balance on the card first exceeded the $15,000 limit on April 22, 2026, which is an event of default under the agreement, and the balance as of June 30, 2026 is $19,936. The Company has therefore been in default since April 22, 2026. The card carried no balance at the inception of the facility and all charges during the period were business expenses of the Company; the CEO made no personal charges on the card. The minimum monthly payments required by the card issuer have been made when due. The balance is included in accounts payable and accrued expenses – related parties at June 30, 2026. The Company’s CEO and the Company are currently negotiating a resolution of the balance in excess of the limit. The Company’s CEO has not initiated collection or other default proceedings as of the date of this report.

The Company issued 6,000 shares of common stock to the CEO for providing this Credit Card, and, as a result of the default, issued the additional 6,000 shares of common stock provided for under the agreement. All 12,000 shares were issued on May 27, 2026. The Company recorded $9,600 for these shares, based on 12,000 shares at $0.80 per share, in interest expense for the year ended June 30, 2026. Because the default occurred on April 22, 2026, one week after the effective date of the facility, and the shares are not subject to forfeiture or return, both tranches were recognized in the current period.

In lieu of interest, the Company pays the CEO 10% of the monthly closing balance, increasing to 15% during any period of default. Because the Company has been in default since April 22, 2026, which preceded the first monthly closing statement under the facility, the fee has been 15% of the monthly closing balance throughout. This monthly fee is separate from, and in addition to, the shares of common stock issued as consideration for the facility. Fees of $8,701 were charged for the year ended June 30, 2026, based on monthly closing balances of $19,013, $19,060 and $19,936. No portion of these fees has been paid, the entire amount is accrued and unpaid at June 30, 2026, and failure to pay the monthly fee when due is also an event of default under the agreement.

Note 12 – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended June 30, 2026 and 2025:

SCHEDULE OF EFFECTIVE TAX RATE

	June 30, 2026	June 30, 2025
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	1.41%	1.41%
Non-deductible interest and debt extinguishment	(3.18)%	(16.75)%
Applife deferred tax assets	-	519.62%
Other miscellaneous expenses	(1.82)%	-
Goodwill impairment	(12.12)%	-
Derivative expenses and changes in derivative liability	3.73%	-
Change in valuation allowance	(9.02)%	(525.28)%
Totals	0.00%	0.00%

Net deferred tax assets consist of the following components as of June 30, 2026 and 2025:

SCHEDULE OF NET DEFERRED TAX ASSETS

	June 30, 2026	June 30, 2025
Deferred tax assets:
Net operating loss carryover	$5,662,601	$5,249,474
Goodwill	-	(8,383)
Valuation allowance	(5,662,601)	(5,241,091)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended June 30, 2026 and 2025 due to the following:

SCHEDULE OF FEDERAL INCOME TAX RATE

	June 30, 2026	June 30, 2025
Income tax expense (benefit) at U.S. federal statutory rate	$(981,445)	$(209,530)
Non-deductible interest and debt extinguishment	148,629	167,154
State taxes net of federal benefit	(65,885)	(14,092)
Applife deferred tax assets	-	(5,184,623)
Other miscellaneous differences	85,067	-
Goodwill impairment	566,523	-
Derivative expenses and changes in derivative liability	(174,399)	-
Valuation allowance	421,510	5,241,091
Income tax expense	$-	$-

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal net operating losses and tax credits that may be used in the event of an ownership change. At June 30, 2026, the Company had net operating loss carryforwards totaling approximately $26,965,000. That amount includes approximately $19,000,000 of net operating losses of AppLife Digital incurred prior to the reverse merger. All net operating losses are subject to limitation under Section 382 as a result of the change in control of the Company. A full Section 382 analysis has not been prepared, and the net operating loss carryforwards ultimately available to the Company may be materially less than the amounts stated above.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of June 30, 2026 and 2025.

The provision (benefit) for income taxes for continuing operations for the years ended June 30, 2026 and 2025 is as follows:

SCHEDULE OF PROVISION (BENEFITS) FOR INCOME TAXES

	June 30, 2026	June 30, 2025
Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company files corporate income tax returns in the United States (federal) and in California.  Since the Company incurred net operating losses in every tax year since inception, the 2022 through 2025 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

Note 13 – Subsequent Events

Management has evaluated all subsequent events in accordance with ASC 855-10, Subsequent Events, through October 8, 2026, the date the financial statements were issued. No subsequent events requiring recognition or disclosure were identified during this period, other than the following:

On July 6, 2026, the Company entered into a promissory note with a non-related party for a period of one-year at 10% annual interest in the amount of $10,000. The Company is required to issue 4,000 shares as an inducement for this note.

On August 5, 2026, the Company entered into a convertible note for a period of one-year at 6% annual interest in the amount of $170,000.

On August 21, 2026, the Company issued 10,000 shares of common stock for the three note holders that were due as inducement for entering into the notes. 6,000 of these shares were accrued as of June 30, 2026.

Subsequent to June 30, 2026, the Company accrued an additional $5,894 of fees under the credit card facility with the Company’s Chief Executive Officer, based on monthly closing balances of $19,746 and $19,545 at the July 27, 2026 and August 27, 2026 statement closing dates. The balance remains in excess of the $15,000 limit, no fees have been paid, and the facility matures on October 15, 2026.

On August 20, 2026, the two convertible promissory notes payable to C/M Capital Master Fund, LP in the original principal amounts of $150,000 and $225,000 matured and were not repaid, and the Company is therefore in default under those notes.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this Item for the year ended June 30, 2026.

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

Framework used by Management to Evaluate the Effectiveness of Internal Control over Financial Reporting

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and for the reasons described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2026.

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

Deficiencies and Significant Deficiencies

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2026 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of the Sarbanes-Oxley Act which is applicable to us for the year ended June 30, 2026. Management evaluated the impact of our failure to have sufficient written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

During the fiscal year ended June 30, 2026, to the Company’s knowledge, none of the Company’s directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Name and Address	Age	Position
Michael Hill	50	CEO, Secretary, Director
Barrett Evans	54	CFO, Director
Matt Reid	51	Director

Michael Hill

Mr. Hill is our Chairman, Chief Executive Officer and Secretary and also serves as the Chief Executive Officer of Sugar Auto Parts, Inc. since March 2025. Mr. Hill is a seasoned executive and corporate advisor with over 20 years in both the private and public sectors. In January 2024, He founded and currently serves as the Chief Executive Officer of CallsDirect, a digital media company. In 2019, Mr. Hill co-founded SLL Media, a digital media company and serves as the Chief Executive Officer. During 2015 to 2019 he served as a Director and the Chief Executive Officer of Total Sports Media, an online sports and entertainment media company. From 2000 to 2015 Mr. Hill owned and operated several sales and marketing companies. Prior to this, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Barrett Evans

Mr. Evans is our Chief Financial Officer and the managing director of EMC2 Capital, LLC, a family office founded in 2020. He has also served as the President of Montecito Capital since 2006. Mr. Evans is a Director and CEO of Phytanix Bio, and a director of Dryworld Brands since 2020. Before founding Montecito Capital, Mr. Evans was the managing director of eFund Capital. Mr. Evans has served as a member of numerous public and private companies as a consultant, founder, executive, and director. Mr. Evans brings years of experience and knowledge of public markets to the Company. Mr. Evans has a bachelor's degree in political science from the University of California, Santa Barbara. Mr. Evans is qualified to serve on the Board due to his prior board experience for several public companies.

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

Director Independence

Our board of directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that none of our directors is independent. See Item 13, “Certain Relationships and Related Transactions, and Director Independence — Director Independence.”

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

Delinquent Section 16(a) Reports

Based solely on our review of the reports filed with the SEC and written representations from our directors and executive officers, we believe that during fiscal 2026 the following reports were not filed on a timely basis: (i) Michael Hill did not timely file a Form 4 reporting the acquisition of 750 shares of Series B Preferred Stock on December 8, 2025, or a Form 4 reporting the acquisition of 12,000 shares of common stock on May 27, 2026; (ii) Barrett Evans did not timely file a Form 4 reporting the acquisition of 450 shares of Series B Preferred Stock on December 8, 2025; and (iii) Michael Hill and Barrett Evans each filed his initial statement of beneficial ownership on Form 3, which was due in June 2025, on October 24, 2025.

Insider Trading Policy

Our Board of Directors adopted an insider trading policy, effective September 30, 2026, governing the purchase, sale and other dispositions of the Company’s securities by our directors, officers, employees and consultants, and by the Company itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. Before that date, the Company had not adopted a written insider trading policy. A copy of the policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

Summary Compensation

Michael Hill is party to an employment agreement with Sugar Auto Parts, Inc., our wholly owned subsidiary, entered into as of March 12, 2025 and effective as of March 1, 2025, under which he serves as Chief Executive Officer of Sugar Auto Parts. Sugar Auto Parts became our wholly owned subsidiary on June 13, 2025, when Mr. Hill also became our Chief Executive Officer, and the agreement remains in effect. The agreement has an initial term of three (3) years that renews automatically for successive one-year periods, provides for a base salary of $300,000 per year, and makes Mr. Hill eligible for an annual bonus of up to $175,000 under a bonus plan to be agreed upon by the parties.

Barrett Evans is party to an employment agreement with Sugar Auto Parts, Inc. on substantially the same terms, also entered into as of March 12, 2025 and effective as of March 1, 2025, under which he serves as Chief Financial Officer of Sugar Auto Parts. Mr. Evans became our Chief Financial Officer on June 13, 2025, and the agreement remains in effect. It provides for a base salary of $180,000 per year and eligibility for an annual bonus of up to $175,000.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended June 30, 2026 and 2025.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Michael Hill, Chief Executive Officer	2026	300,000	—	75,000	—	375,000
	2025	—	—	—	—	—
Barrett Evans, Chief Financial Officer	2026	180,000	—	45,000	—	225,000
	2025	—	—	—	—	—

(1) Salary amounts are the amounts earned under each officer’s employment agreement, including amounts accrued and unpaid at June 30, 2026. Mr. Hill and Mr. Evans waived the base salary payable under their employment agreements for the period from March 1, 2025, the effective date of the agreements, through June 30, 2025, and no salary was paid or accrued for fiscal 2025.

(2) Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the shares of Series B Preferred Stock issued on December 8, 2025 (750 shares to Mr. Hill and 450 shares to Mr. Evans), recorded at the $100 stated value per share.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our directors do not receive separate compensation for their services as directors. The shares of Series B Preferred Stock issued to Mr. Hill and Mr. Evans on December 8, 2025 are reported in the Summary Compensation Table above. Mr. Reid did not receive any compensation during fiscal 2026.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Other than the employment agreements with Mr. Hill and Mr. Evans described above, the indemnification and advancement agreements described below and the credit card facility agreement with Mr. Hill described in Item 13, there are no employment or other contracts with our officers or directors. Under each employment agreement, if the employer terminates the agreement without cause, which it may do on 30 days’ written notice, the executive is entitled to payment for the full remaining term of the agreement, including accrued but unpaid base salary, bonuses and accrued vacation, and, if the executive signs a one-year non-competition agreement and a general release within seven days after termination, one additional year of base salary. If the executive resigns for Good Reason (as defined in the agreement, and including a material adverse change in duties, a reduction in base salary or a required relocation of more than 20 miles), the executive is entitled to unpaid base salary for the remaining term and accrued vacation, subject to signing a general release. Upon termination for cause or disability, the executive is entitled only to accrued but unpaid base salary and vacation, and upon the executive’s death his heirs are entitled to six months of base salary and accrued vacation. Sugar Auto Parts, Inc. has also entered into indemnification and advancement agreements with Mr. Hill and Mr. Evans, each dated March 12, 2025 and in the form filed as Exhibit 10.15, which require it to indemnify them and advance their expenses to the fullest extent permitted by applicable law. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Option Grant Timing (Item 402(x))

The Company does not have a stock option plan, has not granted stock options, stock appreciation rights or similar option-like instruments to its named executive officers or directors, and has not adopted a formal policy on the timing of such awards. The Board of Directors does not take material nonpublic information into account in determining the timing or terms of equity awards, and the Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Because no option-like awards were granted during fiscal 2026, the tabular disclosure required by Item 402(x)(2) of Regulation S-K is not applicable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of October 2, 2026, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,212,128 shares of our common stock issued and outstanding as of October 2, 2026 (after giving effect to the 1-for-250 reverse stock split effected June 12, 2026).

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)

Directors and Officers
Michael Hill	2,105,000	25.6%
Barrett Evans	2,200,000	26.8%
Matthew Reid	408,957	5.0%
All Directors and Officers as a Group	2,713,957	33.0%
5% shareholders
Michael Hill	2,105,000	25.6%
Barrett Evans	2,200,000	26.8%
Chris Davenport	2,268,000	27.6%

5% shareholders as a group	4,573,000	55.7%
Total Directors and Officers and 5% Shareholders	4,981,957	60.7%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, an independent director is one who is not an executive officer or an employee of the company and who does not have a relationship that, in the opinion of the board of directors, would interfere with exercising independent judgment in carrying out a director’s responsibilities. Our board of directors has determined that none of our three directors qualifies as an independent director under these rules. Mr. Hill and Mr. Evans are not independent because they serve as executive officers of the Company, and the board did not make an affirmative determination that Mr. Reid is independent.

Related-Party Transactions During Fiscal Year 2026

Promissory Note. On April 10, 2026 and May 19, 2026 the Company entered into a six month promissory note with SportsAlert Media, LLC for a total amount of $32,500. The note carries an interest rate of 10% per annum and shall convert a 20% discount to market.

Consulting agreement with Colby Hill. In May 2026, the Company approved a one-year consulting agreement with Colby Hill, the son of the Company’s Chief Executive Officer, providing for cash compensation of $3,000 per month and the issuance of 360 shares of Series B Preferred Stock. Mr. Colby Hill also holds a $10,000 promissory note of the Company.

Obligation to director. The Company has acknowledged an outstanding obligation of approximately $150,000 owed to Matthew Reid, a director of the Company, which the Company has committed to repay from the proceeds of future financings.

Obligation to Mammoth Crest Capital, LLC. Mammoth Crest Capital, LLC, which formed Sugar Auto Parts, Inc. and is owned 50% by Mr. Hill and 50% by Mr. Evans, is owed $910,000 by Sugar Auto Parts, Inc. The obligation was recorded as an assumed liability at June 30, 2025 in connection with the formation of Sugar Auto Parts, Inc. and its acquisition of the AP4L assets. No payments were made on the obligation during fiscal 2026, and $910,000 remained outstanding at June 30, 2026. Mammoth Crest Capital, LLC also holds 1,250 shares of Series C Preferred Stock. See Note 4 to the consolidated financial statements.

Obligation to Christopher Davenport. Christopher Davenport, who beneficially owns approximately 27.6% of our common stock and is the authorized user of the credit card facility described below, is a creditor of Sugar Auto Parts, Inc. for obligations assumed in connection with the AP4L asset acquisition. The amount owed to Mr. Davenport was $133,496 at June 30, 2025 and $104,398 at June 30, 2026. Mr. Davenport also holds 1,250 shares of Series C Preferred Stock. See Note 4 to the consolidated financial statements.

Credit card facility provided by the Chief Executive Officer. On April 15, 2026, Sugar Auto Parts, Inc., the Company’s wholly owned subsidiary, entered into a Credit Card Facility Agreement with Michael Hill, the Company’s Chief Executive Officer and Chairman of the Board, under which Mr. Hill made his personal credit card available for legitimate business expenses of the subsidiary and authorized Christopher Davenport to use the card on the Company’s behalf. The agreement was executed by all parties on April 23, 2026. The outstanding balance may not exceed $15,000 at any time, and the facility runs for six months, ending October 15, 2026, at which time the entire outstanding balance is payable in full. The Company must make the minimum monthly payment required by the card issuer and, in lieu of interest, pay Mr. Hill a monthly fee equal to 10% of the outstanding balance shown on each closing statement, increasing to 15% during any period of default, in each case due within ten days of the statement closing date. As additional consideration, the Company agreed to issue Mr. Hill 6,000 shares of common stock (1,500,000 shares before giving effect to the reverse stock split) upon execution of the agreement, and a further 6,000 shares (1,500,000 shares pre-split) immediately upon a default.

The Company is in default under the facility. The outstanding balance on the card first exceeded the $15,000 limit on April 22, 2026, which is an event of default under the agreement, and the balance was $19,936 at June 30, 2026. The card carried no balance at the inception of the facility, and all charges on the card during the period were business expenses of Sugar Auto Parts; Mr. Hill made no personal charges on the card. As a result of the default, the monthly fee payable to Mr. Hill increased from 10% to 15% of the outstanding balance, the additional 6,000 shares of common stock became issuable to Mr. Hill, and the Company became responsible for Mr. Hill’s costs of collection, including reasonable attorneys’ fees. All 12,000 shares — the 6,000 shares issuable upon execution and the 6,000 shares issuable upon default — were issued to Mr. Hill on May 27, 2026. The Company remains obligated to make the minimum monthly payments required by the card issuer and to repay the outstanding balance in full on October 15, 2026; the minimum monthly payments have been made when due. At June 30, 2026 the Company owed Mr. Hill $19,936 for the outstanding card balance and $8,701 of accrued and unpaid facility fees, or $28,637 in the aggregate. No portion of the monthly fee has been paid, and failure to pay the monthly fee when due is itself an event of default under the agreement. Mr. Hill has not initiated collection or other default proceedings, and the Company and Mr. Hill are discussing a resolution of the balance in excess of the limit. Because Mr. Hill is the Company’s Chief Executive Officer and Chairman of the Board, the Company’s obligations under the facility, including the default remedies, run to a related party and were not negotiated on an arm’s-length basis. See Note 11 to the consolidated financial statements.

The largest statement balance outstanding under the facility during fiscal 2026 was $19,936. At the August 27, 2026 statement closing date, the outstanding card balance was $19,545 and accrued and unpaid facility fees totaled $14,595. Expressed on an annual basis, the 15% monthly fee is equivalent to approximately 180% per year of the outstanding balance, in addition to the 12,000 shares of common stock, valued at $9,600, issued to Mr. Hill. The facility matures on October 15, 2026.

Insider preferred issuances. On December 8, 2025, the Company issued shares of Series B Preferred Stock to its officers and directors, including 750 shares of Series B Preferred Shares to Michael Hill, 450 shares of Series B Preferred Shares to Barrett Evans and, as a former officer, 100 shares of Series B Preferred Shares to Michael Wheeler.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company has engaged RBSM LLP (“RBSM”) as our independent registered public accounting firm since April 15, 2019. The audit fees to RBSM for the year ended June 30, 2026 and 2025 were approximately $42,500 and $41,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last three fiscal quarters for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q amounted to $18,000 each quarter.

Tax Fees

RBSM did not charge us any tax fees for the year ended June 30, 2026.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibits

The exhibits listed in the following Exhibit Index are filed or furnished with, or incorporated by reference into, this Annual Report.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Form S-1 (File No. 333-227688), filed 10/3/2018, Ex. 3.1
3.2	Certificate of Designation of Series A Preferred Stock	Form 8-K, filed 6/20/2025, Ex. 3.1
3.3	Certificate of Designation of Series B Preferred Stock	Form 8-K, filed 6/20/2025, Ex. 3.2
3.4	Certificate of Designation of Series C Preferred Stock	Form 8-K, filed 6/20/2025, Ex. 3.3
3.5	Certificate of Designation of Series D Preferred Stock	Form 8-K, filed 6/20/2025, Ex. 3.4
3.6	Certificate of Change pursuant to NRS 78.209, filed with the Nevada Secretary of State on June 3, 2026	Filed herewith.
3.7	Bylaws	Form S-1 (File No. 333-227688), filed 10/3/2018, Ex. 3.2
4.1	Description of Securities	Filed herewith.
4.2	Convertible Promissory Note dated August 1, 2025 issued to Labrys Fund II, L.P.	Form 8-K, filed 8/7/2025, Ex. 4.1
4.3	Convertible Promissory Note dated November 10, 2025 issued to Bionance, LLC	Form 10-Q, filed 11/14/2025, Ex. 10.1
4.4	Convertible Promissory Note dated November 10, 2025 issued to 104, LLC	Form 10-Q, filed 11/14/2025, Ex. 10.2
4.5	Convertible Promissory Note dated November 18, 2025 issued to Labrys Fund II, L.P.	Form 8-K, filed 11/25/2025, Ex. 4.1
4.6	Convertible Promissory Note dated November 19, 2025 issued to Tri-Bridge Ventures, LLC	Form 8-K, filed 11/25/2025, Ex. 4.2
4.7	Convertible Promissory Note dated November 20, 2025 issued to C/M Capital Master Fund, LP ($150,000)	Form 8-K, filed 11/25/2025, Ex. 4.3
4.8	Convertible Promissory Note dated November 25, 2025 issued to ClearThink Capital Partners, LLC	Form 8-K, filed 11/25/2025, Ex. 4.4
4.9	Convertible Promissory Note (Commitment Note) dated November 20, 2025 issued to C/M Capital Master Fund, LP ($225,000)	Form 8-K, filed 11/25/2025, Ex. 4.5
4.10	Convertible Promissory Note dated March 9, 2026 issued to ProActive Capital Partners, L.P.	Form 8-K, filed 3/12/2026, Ex. 4.1
4.11	Form of 6% Convertible Redeemable Promissory Note dated August 5, 2026	Form 8-K, filed 8/12/2026, Ex. 4.1
10.1	Acquisition Agreement dated April 25, 2025 between the Company and Sugar Auto Parts, Inc.	Form 8-K, filed 5/1/2025, Ex. 10.1
10.2	Securities Purchase Agreement dated August 1, 2025 with Labrys Fund II, L.P.	Form 8-K, filed 8/7/2025, Ex. 10.1
10.3	Securities Purchase Agreement dated November 18, 2025 with Labrys Fund II, L.P.	Form 8-K, filed 11/25/2025, Ex. 10.1

10.4	Securities Purchase Agreement dated November 19, 2025 with Tri-Bridge Ventures, LLC	Form 8-K, filed 11/25/2025, Ex. 10.2
10.5	Securities Purchase Agreement dated November 20, 2025 with C/M Capital Master Fund, LP	Form 8-K, filed 11/25/2025, Ex. 10.3
10.6	Securities Purchase Agreement dated November 25, 2025 with ClearThink Capital Partners, LLC	Form 8-K, filed 11/25/2025, Ex. 10.4
10.7	Common Stock Purchase Agreement dated November 20, 2025 with C/M Capital Master Fund, LP	Form 8-K, filed 11/25/2025, Ex. 10.6
10.8	Registration Rights Agreement dated November 20, 2025 with C/M Capital Master Fund, LP	Form 8-K, filed 11/25/2025, Ex. 10.7
10.9	Securities Purchase Agreement dated March 9, 2026 with ProActive Capital Partners, L.P.	Form 8-K, filed 3/12/2026, Ex. 10.1
10.10	Investor Relations Advisory and Marketing Services Agreement dated March 9, 2026 with PCG Advisory, Inc.	Form 8-K, filed 3/12/2026, Ex. 10.2
10.11	Form of Securities Purchase Agreement dated August 5, 2026	Form 8-K, filed 8/12/2026, Ex. 10.1
10.12	Credit Card Facility Agreement dated April 15, 2026 among Sugar Auto Parts, Inc., Michael Hill and Christopher Davenport	Filed herewith.
10.13†	Employment Agreement entered into as of March 12, 2025 between Sugar Auto Parts, Inc. and Michael Hill	Filed herewith.
10.14†	Employment Agreement entered into as of March 12, 2025 between Sugar Auto Parts, Inc. and Barrett Evans	Filed herewith.
10.15†	Form of Indemnification and Advancement Agreement entered into by Sugar Auto Parts, Inc. with each of Michael Hill and Barrett Evans, dated March 12, 2025	Filed herewith.
19	Insider Trading Policy	Filed herewith.
21.1	Subsidiaries of the Registrant	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

† Management contract or compensatory plan or arrangement. Exhibits incorporated by reference are identified by the form, filing date and exhibit number of the filing in which they were originally filed (Commission File No. 000-56144 unless otherwise noted).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIFE DIGITAL SOLUTIONS, INC.

Dated: October 8, 2026	/s/ Michael Hill
Michael Hill, Chief Executive Officer (Principal Executive Officer), Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Hill	Chief Executive Officer (Principal Executive Officer), Secretary and Director	October 8, 2026
Michael Hill

/s/ Barrett Evans	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	October 8, 2026
Barrett Evans